Form 10-Q
period 1996-04-27
KIDS MART INC
filed 1996-06-18
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended April 27, 1996.   Commission File Number  0-21910

                                KIDS MART, INC.
                  (F/K/A FROST HANNA ACQUISITION GROUP, INC.)

             (Exact name of registrant as specified in its charter)

         Florida                                                                              65-0406710

         (State or other jurisdiction of                                                      (IRS Employer
         incorporation or organization)                                                       Identification No.)

         801 Sentous Avenue, City of Industry, California                                     91748

         (Address of principal executive offices)                                             (Zip Code)

         Registrant's telephone number, including area code                                   (818) 854-3166


          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                   Common Stock, par value $0.0001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES. [ X ]  NO. [    ]

         There were 4,943,000 shares of common stock, par value $0.0001 per share for the registrant issued and outstanding as of June 1, 1996.

                                KIDS MART, INC.

                                   FORM 10-Q

                                     INDEX




                                                                                                               PAGES
PART I.          FINANCIAL INFORMATION

                 ITEM 1.  Financial Statements                                                                 1


                 ITEM 2.  Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations                                1


PART II.                  OTHER INFORMATION

                 ITEM 1.  Legal Proceedings                                                                    4

                 ITEM 2.  Changes in Securities                                                                4

                 ITEM 3.  Defaults Upon Senior Securities                                                      4

                 ITEM 4.  Submission of Matters to a Vote of Security Holders                                  4

                 ITEM 5.  Other Information                                                                    4

                 ITEM 6.  Exhibits and Reports on Form 8-K                                                     4

PART I.
ITEM 1.  FINANCIAL STATEMENTS

Consolidated statements of income and cash flows for the quarters ended April 27, 1996, and April 29, 1995, and consolidated balance sheets as of April 27, 1996, and January 27, 1996, have not been reported. Kids Mart, Inc. (f/k/a Frost Hanna Acquisition Group, Inc.) ("the Company" or "FH") is unable to provide such reports until it resolves issues on the value of assets and liabilities acquired from Woolworth Corporation ("Woolworth"). The final resolution of these issues, which are currently in the process of being finalized, will have a significant impact on the Company's consolidated financial statements.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kids Mart, Inc. is a value oriented specialty retailer of children's apparel located in malls and strip centers. It currently operates 296 children's apparel stores in 20 states under the names Kids Mart (282 stores) and Little Folks (14 stores).

The Company was formed in April 1993 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. In September 1993, the Company consummated an initial public offering of its equity securities from which it derived net proceeds of approximately $6.520 million, which was held in escrow pending the consummation of the following business combination, and was released to the Company upon consummation of the following merger.

LFS Acquisition Corp. ("LFS"), a Delaware corporation, was formed on May 26, 1995, for the purpose of acquiring the Holtzman's Little Folk Shop, Inc. ("Holtzman's") business from Woolworth Corporation. On May 31, 1995, LFS acquired (the "Acquisition") all of the outstanding shares of capital stock of Holtzman's from Woolworth and certain of Holtzman's operating assets and liabilities from Kinney Shoe Corporation, a wholly-owned subsidiary of Woolworth ("Kinney"). Prior to this transaction, Holtzman's had transferred certain of its assets and liabilities to Kinney. The preliminary purchase price of the Acquisition was $22.825 million ($20.975 million to Woolworth plus $1.850 million in transaction fees) consisting of a cash payment of $11.670 million, $4.304 million of short-term borrowings, and a subordinated note for $5.001 million to Woolworth. This purchase price, excluding transaction fees, increased from the initial agreed-upon estimated purchase price of $16.670 million due to opening balance sheet adjustments of approximately $4.300 million (principally inventory, other assets and accrued liabilities). The purchase price was subject to adjustment based on the final book value of Holtzman's at May 31, 1995, as defined. In addition, LFS would have been required to pay an additional purchase price to Woolworth of up to $1.250 million based on excess cash flow, as defined.

The Acquisition was financed using proceeds from the $5.001 million subordinated note to Woolworth, $4.420 million of borrowings under the Company's revolving facility, $4.250 million of short-term bridge loans advanced by a group of private lenders, as well as Woolworth, and $3.000 million of common stock proceeds from the former shareholders of LFS. LFS also paid $1.850 million in transaction fees associated with the Acquisition.

On January 3, 1996, the Company consummated a business combination (the "Business Combination") with LFS pursuant to an Agreement and Plan of Merger and Reorganization the "Merger Agreement") dated May 31, 1995. The Company's shareholders approved the Business Combination at a special meeting held on January 3, 1996. Since the former LFS investors own the controlling interest of FH's common stock, the Merger will be accounted for as a "reverse acquisition" whereby LFS is the "accounting acquirer" and FH is the "legal acquirer".

As a result of the Business Combination, $4.297 million was paid out to satisfy principal and interest on the bridge loans.

Pursuant to the Merger Agreement (i) FH Sub Delaware, Inc., a Delaware corporation and wholly-owned subsidiary of the Company merged with and into LFS (the "Merger"), as a result of which, LFS became a wholly-owned subsidiary of the Company, (ii) the Company issued an aggregate of 2,678,000 shares of its common stock to the owners of all of the issued and outstanding shares of capital stock of LFS, which constitutes approximately 54% of the outstanding shares of common stock of the Company without giving effect to the issuance of 1,204,300 shares of the Company's common stock issuable upon the exercise of certain warrants held by (a) the underwriter of the Company's initial public offering (110,000 shares) and (b) the initial LFS investors (1,094,300 shares) and (iii) the Company changed its name to Little Folks Shops, Inc. On January 23, 1996, the Company changed its name to Kids Mart, Inc. Assuming full exercise of all of the outstanding warrants to purchase shares of the Company's common stock, the former LFS security holders own approximately 61.4% of the outstanding shares of the Company's common stock.

During December 1995, the Company filed a lawsuit against Woolworth and Kinney for fraud, negligent misrepresentation, and breach of contract. LFS contended that Woolworth's and Kinney's wrongful and/or negligent conduct materially hampered LFS's cash flow. In particular, LFS believes that before its acquisition of the Little Folks/Kids Mart business, Woolworth failed to disclose the significant negative impact that accounting for point-of-sale markdowns in the period in which the inventory was reduced in price would have made. Additionally, LFS believes that Woolworth caused serious damage to the business in the weeks before the acquisition by conducting extended clearance sales at the stores. Although these sales appear to have been directed primarily at the liquidation of old inventory, Woolworth damaged the stores' customer base by failing to inform customers of the special, one-time opportunity these sales represented. LFS also believes that Woolworth failed to adjust the acquisition of new inventory to reflect the slower sales of new merchandise during the sales of older inventories, leaving LFS with excess inventory at the time it acquired the business. Finally, LFS believes that Woolworth breached its transitional services agreement. This matter is addressed more fully under Legal Proceedings in this document.

On May 31, 1996, the Company settled its disputes and pending litigation with Woolworth and Kinney. Pursuant to the terms of the settlement agreement, approximately $13.800 million of debt owed or claimed to be owed by LFS Acquisition Corp., a wholly-owned subsidiary of the Company, to Woolworth was canceled and approximately $1.670 million deposited in an escrow account was released to the Company. Also, the Company issued to Woolworth 1,000,000 shares of a new series of the Company's convertible nonvoting preferred stock.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its sales and net income. A disproportionate amount of the Company's sales and net income are realized during the months of November and December. The Company has also experienced periods of increased sales activity in early spring and early fall. Furthermore, sales and net income are generally weakest during the second quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements are primarily related to the need to purchase and pay for inventory prior to its sales, the costs associated with computer system hardware and software installation, and the funding of normal operating expenses. The Company's cash requirements fluctuate based on the seasonality of its sales and the required build up of inventory in advance of peak sale periods.

The Company funds its operations from retail sales; the Company does not offer its customers credit terms. Additional funding is available under revolving credit facilities for as much as $20 million at prime plus 2 percent. These credit facilities are secured by inventory. The line of credit contains various restrictions concerning the Company's ability to assume additional indebtedness and specifies limits on capital expenditures. The line of credit also contains various covenants that require the Company maintain certain minimum levels of working capital and tangible net worth, as defined, and to maintain certain minimum financial ratios. During April 1996, the Company amended its revolving loan agreement with its primary lender.

The Company has experienced difficulty in obtaining adequate credit support from its factors. As a result, the Company has been required to operate on shortened payment terms from its vendors, creating significant cash flow constraints. The Company has been able to obtain merchandise to satisfy planned requirements through May. However, should the Company be unable to obtain adequate credit support from suppliers during the Back-to-School and holiday seasons, the Company's business could be materially and adversely affected.

The Company has experienced substantial losses since its acquisition of the Little Folks/Kids Mart business. While the Company believes it has taken appropriate steps towards profitability, no assurance can be given as to when, if ever, the Company can become profitable.

Following the date of the recapitalization, the Company has experienced substantial losses in connection with inventory writedowns which the Company's management believes were related to the litigation with Woolworth, and cash flow constraints. As a result of the inventory writedowns, the Company was not in compliance with its debt covenants as of January 27, 1996. However, the Company obtained a waiver of this covenant violation. On April 27, 1996, the Company was in compliance with all of its debt covenants, and approximately $9.516 million was outstanding under this line of credit.

The Company had approximately $0.900 million available under the line of credit agreement on April 27, 1996. On May 31, 1996, the Company received approximately $1.670 million from the settlement with Woolworth that enabled the Company to pay down a significant portion of its outstanding payable commitments. However, the Company was still experiencing cash flow difficulties. On May 31, 1996, the Board of Directors adopted a resolution to raise additional equity through a private placement of the Company's common stock. On June 17, 1996, the Company amended its loan agreement with its primary lender to include provisions for a $2.000 million overdraft for the period of June 1996 through February 1997, contingent on the Company raising at least $2.000 million in common stock equity on or before September 30, 1996, or having substantially completed the private placement by that date. The Company must also achieve certain performance criteria.

The Company believes its liquidity and capital resources are adequate to continue operations provided the private placement is completed. There is no assurance that the private placement will be completed. The Company relies heavily on the Back-to-School sales periods in August and September for cash flow to support operations. The Company's failure to achieve adequate sales levels in the Back-to-School and holiday seasons could have a material and adverse effect on the business.

PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings
         On December 5, 1995, LFS filed a complaint against Woolworth and Kinney in Superior Court for the County of Los Angeles. The complaint alleged fraud, negligent misrepresentation, and breach of contract against both Woolworth and Kinney. LFS contended that Woolworth's and Kinney's wrongful and/or negligent conduct materially hampered LFS's cash flow. In particular, LFS believes that before its acquisition of the Little Folks/Kids Mart business, Woolworth failed to disclose the significant negative impact that accounting for point-of-sale markdowns in the period in which the inventory was reduced in price would have made. Additionally, LFS believes that Woolworth caused serious damage to the business in the weeks before the acquisition by conducting extended clearance sales at the stores. Although these sales appear to have been directed primarily at the liquidation of old inventory, Woolworth damaged the stores' customer base by failing to inform customers of the special, one-time opportunity these sales represented. LFS also believes that Woolworth failed to adjust the acquisition of new inventory to reflect the slower sales of new merchandise during the sales of older inventories, leaving LFS with excess inventory at the time it acquired the business. Finally, LFS believes that Woolworth breached its transitional services agreement.

         Woolworth and Kinney filed a general denial of all of the material allegations of the complaint. On January 23, 1996, Woolworth filed and served a cross-complaint against LFS alleging causes of action for money paid on behalf of another, account stated, breach of contract, and unjust enrichment, and seeks recovery of a minimum of $5,591,119 for payroll taxes, sales and use taxes, customs duties and other taxes, charges and expenses paid by Woolworth on behalf of LFS. LFS filed a general denial to this cross-complaint on February 23, 1996, and asserted several affirmative defenses.

         On May 31, 1996, the Company announced that it settled its disputes and pending litigation with Woolworth and Kinney. Pursuant to the terms of the Settlement Agreement, all of the parties' respective claims against the other, including all remaining payment obligations of LFS related to the Acquisition and the related transitional service agreement, were released and discharged. Woolworth was issued 1,000,000 shares of a new series of the Company's convertible nonvoting preferred stock. Also, approximately $1.670 million deposited in an escrow account following the Acquisition was released to the Company. Further, the parties agreed to extend to October 1996, an agreement with LFS whereby Woolworth performs certain MIS services for the Company. Management believes this settlement will have a positive impact on the Company's results of operations for the fiscal year ended January 25, 1997.

         The Company has been notified that certain stores in California have materials containing asbestos. The asbestos material is generally in trace quantities, and no remediation is expected to be required on the understanding that such material is properly secured.

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         Form 8-K dated May 31, 1996

         99.3  Letter of Deloitte & Touche LLP dated June 17, 1996

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      17 June, 1996               KIDS MART, INC.
                                       (Registrant)



                                       By: /s/ Bernard Tessler
                                           _________________________________
                                           Bernard Tessler
                                           Chairman, Chief Executive Officer



                                       By: /s/ Robert S. Kelleher
                                           _________________________________
                                           Robert S. Kelleher
                                           Chief Operating Officer,
                                           Chief Financial Officer