Form 10-Q
period 1996-07-27
KIDS MART INC
filed 1996-09-16
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended July 27, 1996. Commission File Number 0-21910

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

(818) 854-3166

(Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                    Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES. / X /    NO. /   /


There were 4,943,000 shares of common stock, par value $0.0001 per share for the registrant issued and outstanding as of September 4, 1996.

                                 KIDS MART, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                          PAGES
PART I.           FINANCIAL INFORMATION

                  ITEM 1.           Financial Statements                                     1

                  ITEM 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations            2


PART II.          OTHER INFORMATION

                  ITEM 1.           Legal Proceedings                                        6

                  ITEM 2.           Changes in Securities                                    6

                  ITEM 3.           Defaults Upon Senior Securities                          6

                  ITEM 4.           Submission of Matters to a Vote of Security-Holders      6

                  ITEM 5.           Other Information                                        6

                  ITEM 6.           Exhibits and Reports on Form 8-K                         7

PART I.
ITEM 1.  FINANCIAL STATEMENTS


         Consolidated statements of operations and cash flows for the quarter and six months ended July 27, 1996, and consolidated balance sheets as of July 27, 1996 and January 27, 1996 have not been reported. Kids Mart, Inc. (the "Company") is in the process of converting its financial software and merchandising software systems. Due to the demands of this process, the financial data and information required to be included herein was not available as of the date of this filing.

         Consolidated statements of operations and cash flows for the quarter and six months ended July 29, 1995, (the "Disputed Financial Statements") have not been reported. Preparation and delivery of the Disputed Financial Statements was an issue in the Company's dispute with Woolworth Corporation and Kinney Shoe Corporation (collectively, "Woolworth"). See "Item 1. --Legal Proceedings."

         Currently, Woolworth and its certified public accountants, KPMG Peat Marwick, LLP, are preparing the Disputed Financial Statements, which have not been completed as of the date of this filing. When the Company receives the Disputed Financial Statements from Woolworth, the Company intends to include them in an amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.

SUBSEQUENT EVENTS

         On September 11, 1996, the Company entered into an agreement with one of its vendors whereby the vendor agreed to convert $0.65 million of amounts due from the Company to 433,333 shares of the Company's common stock, par value $.0001 per share, (the "Common Stock"). In exchange, the Company agreed to use its best efforts to purchase annually a minimum of $10 million of merchandise inventories, as defined, from this vendor. Further, the vendor shall have the right to have its nominee installed as a director to the Company's Board of Directors within three months of execution of the agreement. Thereafter, unless the vendor has reduced its investment in the Company by more than 50% the Company shall nominate said nominee to the Board of Directors to be voted upon by the shareholders of the Company at each annual meeting.

         On September 13, 1996, the Company's Board of Directors approved the Store Closure Plan (as hereinafter defined) under which the Company immediately reduced its workforce at its distribution center and administrative offices, closed approximately 100 stores and reduced its workforce at the stores. The Company estimates that its lease termination costs, property and equipment write-off and other closing costs in connection with the Store Closure Plan will be approximately $5.4 million, which will be recorded as a charge to operations during the third quarter of fiscal year 1996. The Company has received the consent of Foothill Capital Corporation ("Foothill"), the Company's principal lender, to the Store Closure Plan.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

PRIVATE SECURITIES LITIGATION REFORM ACT. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "Item 5. Other Information -- Private Securities Litigation Reform Act."

         Kids Mart, Inc. (together with its subsidiaries, the "Company"), a Florida corporation, is a value oriented chain of children's specialty apparel stores generally located in strip shopping centers. At July 27, 1996, it operated 282 children's apparel stores in 20 states under the names Little Folks (14 stores) and Kids Mart (268 stores). See "-- Recent Developments -- Store Closure Plan" for information regarding the closure of approximately 100 of the Company's stores during the third quarter of fiscal year 1996.

         The Company (then known as Frost Hanna Acquisition Group, Inc.) was formed in April 1993 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. In September 1993, the Company consummated an initial public offering of its equity securities from which it derived net proceeds of approximately $6.6 million. Approximately $5.7 million (representing approximately 80% of proceeds from the initial public offering, inclusive of interest earned thereon) was held in escrow, pending the consummation of the Acquisition (as hereinafter defined) described below and was released to the Company upon consummation of the Merger (as hereinafter defined) also described below.

         LFS Acquisition Corp. ("LFS") purchased the Little Folks and Kids Mart business from Woolworth in May 1995 (the "Acquisition"). On January 3, 1996, the Company merged with LFS.

         In January 1996, the Company changed its fiscal year from a calendar basis ending on December 31 to a 52/53 week fiscal year ending on the Saturday nearest January 31 and changed its name to Kids Mart, Inc.

                               RECENT DEVELOPMENTS

CONTINUING LOSSES AND CASH FLOW CONSTRAINTS. The Company has experienced substantial losses and cash flow constraints since the Acquisition. No assurance can be given as to when, if ever, the Company will become profitable. See "Item
5. Other Information --Private Securities Litigation Reform Act."

         The Company has experienced difficulties in obtaining adequate credit support from its factors. As a result, the Company has been required to operate on shortened payment terms from its vendors, creating significant cash flow constraints. Through early May 1996, the Company had been able to obtain sufficient merchandise to satisfy its requirements. However, during late May, June, July and August 1996, the Company was unable to obtain adequate credit support to achieve its planned level of inventory purchases, which severely impacted its 1996 back-to-school season. The Company relies heavily on inventory purchased during these months to generate sales during the back-to-school season in August and September. The Company's failure to achieve adequate sales levels in the 1996 back-to-school and holiday seasons would have a material adverse effect on its business.

         The Company's recurring losses, cash flow constraints, and anticipated potential loan covenant violations (see "-- Other Developments") raise substantial doubt about its ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully renegotiate its loan covenants, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations. In the event that the Company is not successful in, among other things, arranging interim and permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, it will consider alternate means of continuing the business including further expense reductions, negotiations with landlords and vendors to reach agreement on delaying payments, closing additional stores, as well as any other options available to the Company. In the event these efforts are unsuccessful, as a last resort, the Company may consider the possible filing of a petition for reorganization under Chapter 11 of the Federal bankruptcy laws.

STORE CLOSURE PLAN. In response to the Company's going concern issues, management implemented a store closure plan (the "Store Closure Plan") during the third quarter of fiscal year 1996 that includes closing approximately 100 stores (the "Closed Stores") and reducing staff at its distribution center and administrative offices. The Store Closure Plan will require, during the third quarter of fiscal year 1996, an estimated charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. The Company has received the consent of Foothill to the Store Closure Plan.

         Management based its decision on which stores to close by reviewing each store's performance for the twelve-month period from the Acquisition through May 31, 1996, with respect to sales, gross margins, occupancy costs, and store contribution. The worst performing stores were identified for closure. Certain other Closed Stores were determined based on geographic or other market and cost considerations.

         The aggregate rent liability for the Closed Stores is approximately $13.2 million and the average remaining lease term is approximately 30 months. In connection with the Store Closure Plan, the Company will undertake to negotiate with the various landlords the outstanding lease liability of the Closed Stores. There can be no assurance that such negotiations will be successful. Failure to reach acceptable agreements with these landlords would have a material adverse effect on the Company.

         In connection with the Store Closure Plan, the Company reduced staff at its distribution center and administrative offices, with a corresponding annualized reduction in payroll and benefits expense of approximately $1.4 million.

         There are a number of risks associated with the Store Closure Plan, including, but not limited to, the inability of the Company to successfully negotiate favorable terms with respect to the lease terminations, the inability of the Company to generate adequate revenues to cover expenses and generate profits, and the possibility that due to the staff reductions and store closings, the Company may not be able to attract or retain qualified personnel.

INTERIM FINANCING. The Company requires immediate financing to purchase inventory for the 1996 holiday sales season. Failure to achieve adequate sales levels in the 1996 holiday season would have a material adverse effect on the Company's business. Management has held discussions with financial advisors and potential investors with respect to interim financing through short-term subordinated debt, equity investment, or debt restructuring. The Company has raised approximately $0.9 million through a sale/leaseback transaction and conversion of a vendor account payable to shares of Common Stock. See "--Other Developments." However, the Company has not yet entered into any agreements with respect to additional interim financing, and accordingly, there can be no assurance that the Company can obtain such financing, that such financing would be timely, or that such financing, if obtained, would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

PERMANENT FINANCING. The Company also requires substantial long-term investment so that it can meet its obligations and sustain operations. Toward this end, the Company has entered into an engagement letter with a financial advisor and placement agent with respect to a proposed $10 million to $15 million private placement of the Company's securities. The placement agent's obligations under the engagement letter are subject to a number of qualifications, including, but not limited to, the placement agent's successful completion of its due diligence review and the successful negotiation of a definitive placement agent agreement. There can be no assurance that such private placement will be consummated, that it would be on terms favorable to the Company or that it would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

OTHER DEVELOPMENTS. The Company anticipates potential violation of certain of its loan covenants under its credit facility with Foothill during the remainder of fiscal year 1996. The Company is currently in negotiations with Foothill to waive or amend these covenants. There can be no assurance that Foothill will waive or amend the covenants or that the Company will not violate other covenants in the future. If the Company does violate any such covenants, there can be no assurance that Foothill will not declare the Company in default under the credit facility and seek to exercise its remedies under the credit facility including foreclosure of the Company's assets.

         The Company has arranged an overdraft facility for up to $2.0 million with Foothill during the period from June 10, 1996 to February 15, 1997. In conjunction with arranging the overdraft facility, the Company's credit facility was amended to require the Company to raise at least $2.0 million in subordinated debt or common stock equity on or before September 30, 1996, or to have substantially completed a private placement of the Company's securities by that date (the "Covenant").

         As of September 16, 1996, the Company has raised approximately $0.9 million of the $2.0 million needed through the transactions discussed below.

         On July 24, 1996, the Company entered into a sale/leaseback transaction whereby it sold certain equipment to a leasing company for $0.3 million, and leased it back under an operating lease for 24 months. As consideration for this transaction, the Company issued a warrant to the leasing company to purchase 50,000 shares of Common Stock at $7 per share.

         On September 11, 1996, the Company entered into an agreement pursuant to which one of its vendors converted $0.65 million of amounts due to the vendor to 433,333 shares of Common Stock. In exchange, the Company will use its best efforts to purchase annually a minimum of $10 million of merchandise inventories, as defined, from this vendor. Further, the vendor shall have the right to have its nominee installed as a director to the Company's Board of Directors within three months of execution of the agreement. Thereafter, unless the vendor has reduced its investment in the Company by more than 50% the Company shall nominate said nominee to the Board of Directors to be voted upon by the shareholders of the Company at each annual meeting.

         There can be no assurance that the Company will raise the additional $1.1 million necessary to avoid a violation of the Covenant, that the Company will not violate other covenants under its credit facility, that if a violation occurs, that Foothill will not declare the Company in default and seek to exercise its remedies under the credit facility, including foreclosure of the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES. The Company's cash requirements are primarily related to the need to purchase and pay for inventory prior to its sales, lease payments for store rent, the costs associated with computer system hardware and software installation, and the funding of normal operating expenses. The Company's cash requirements fluctuate based on the seasonality of its sales and the required build up of inventory in advance of peak sale periods. The Company funds its operations from retail sales; it does not offer its customers credit terms.

         The Company is party to a revolving credit facility with Foothill for up to $20 million for working capital advances, of which as much as $10 million can be used for obligations under letters of credit. Aggregate borrowings are limited to the lesser of $20 million or specified percentages of eligible merchandise inventories, as defined. All loans made pursuant to the credit facility are secured by substantially all of the Company's assets and bear interest at a reference rate plus 2 percent. The credit facility expires on May 31, 1999, and can then be renewed for successive one-year periods unless terminated by either party pursuant to the terms of such agreement. The credit facility contains various restrictions concerning the Company's ability to assume additional indebtedness and specifies limits on capital expenditures. The credit facility also contains various covenants that require the Company to maintain certain minimum levels of working capital and tangible net worth, as defined, and to maintain certain minimum financial ratios, among others. See
"-- Other Developments."

         Following the date of the Acquisition, the Company experienced substantial losses in connection with inventory writedowns recorded prior to the Settlement Agreement (as hereinafter defined) adjustments (see "Part II. Other Information. Item 1. Legal Proceedings"), which resulted in a violation of certain covenants under its credit facility as of January 27, 1996. Subsequent to January 27, 1996, the Company has experienced losses and cash flow constraints. However, the Company obtained a waiver of the covenant violation through April 1996. The Company also anticipates potential violation of certain other covenants for the remainder of fiscal year 1996. See "-- Other Developments."

         During April and June 1996, the Company amended its revolving credit facility with Foothill. These amendments modified certain covenants, extended the term of the agreement from May 31, 1998 to May 31, 1999, and granted the Company additional borrowings for up to $2.0 million during the period from June 10, 1996 to February 15, 1997. In conjunction with arranging the overdraft facility, the Company's credit facility was amended to require the Company to raise at least $2.0 million in subordinated debt or common stock equity on or before September 30, 1996, or to have substantially completed a private placement of the Company's securities by that date. To date, the Company has raised $0.9 million of the $2.0 million needed. There can be no assurance that the Company will raise the additional $1.1 million necessary to avoid a violation of the Covenant, that the Company will not violate other covenants under its credit facility, or that if a violation occurs, that Foothill will not declare the Company in default and seek to exercise its remedies under the credit facility, including foreclosure of the Company's assets. The Company must also achieve certain performance criteria. The Company issued to Foothill warrants to purchase 100,000 shares of Common Stock at $6 per share as consideration for these amendments.

         As of July 27, 1996, approximately $7.9 million was outstanding at 10.25% under the credit facility. There was no credit available as of that date. Further, the Company had borrowed $1.5 million and had $0.5 million available under its overdraft facility.

         The Company has experienced difficulties in obtaining adequate credit support from its factors. As a result, the Company has been required to operate on shortened payment terms from its vendors, creating significant cash flow constraints. Through early May 1996, the Company had been able to obtain sufficient merchandise to satisfy its requirements. However, during late
May, June, July and August 1996, the Company was unable to obtain adequate credit support to achieve its planned level of inventory purchases, which severely impacted its 1996 back-to-school season. The Company relies heavily on inventory purchased during these months to generate sales during the back-to-school season in August and September. The Company's failure to achieve adequate sales levels in the 1996 back-to-school and holiday seasons would have a material adverse effect on its business.

         The Company's recurring losses, cash flow constraints, and anticipated potential loan covenant violations (see "Recent Developments --Other Developments") raise substantial doubt about its ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully renegotiate its loan covenants, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations. In the event that the Company is not successful in, among other things, arranging interim and permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, it will consider alternate means of continuing the business including further expense reductions, negotiations with landlords and vendors to reach agreement on delaying payments, closing additional stores, as well as any other options available to the Company. In the event these efforts are unsuccessful, as a last resort, the Company may consider the possible filing of a petition for reorganization under Chapter 11 of the Federal bankruptcy laws.

         The Company requires immediate financing to purchase inventory for the 1996 holiday sales season. Failure to achieve adequate sales levels in the 1996 holiday season would have a material adverse effect on the Company's business. Management has held discussions with financial advisors and potential investors with respect to interim financing through short-term subordinated debt, equity investment, or debt restructuring. The Company has raised approximately $0.9 million through a sale/leaseback transaction and conversion of a vendor account payable to shares of Common Stock. See "Recent Developments --Other Developments." However, the Company has not yet entered into any agreements with respect to additional interim financing, and accordingly, there can be no assurance that the Company can obtain such financing, that such financing would be timely, or that such financing, if obtained, would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

         The Company also requires substantial long-term investment so that it can meet its obligations and sustain operations. Toward this end, the Company has entered into an engagement letter with a financial advisor and placement agent with respect to a proposed $10 million to $15 million private placement of the Company's securities. The placement agent's obligations under the engagement letter are subject to a number of qualifications, including, but not limited to, the placement agent's successful completion of its due diligence review and the successful negotiation of a definitive placement agent agreement. There can be no assurance that such private placement will be consummated, that it would be on terms favorable to the Company or that it would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings
                  On December 5, 1995, LFS filed a complaint against Woolworth in Superior Court for the County of Los Angeles. The complaint alleged fraud, negligent misrepresentation, and breach of contract in connection with the Acquisition. LFS contended that before the Acquisition, Woolworth conducted extended clearance sales which damaged the Company's consumer base, failed to disclose to LFS the financial impact resulting from inventory markdowns and purchased excess inventory which LFS acquired in the Acquisition. In addition, LFS claimed that Woolworth breached the Service Agreement. Woolworth filed a general denial of all of the material allegations of the complaint and served a cross-complaint against LFS.

                  On May 30, 1996, the Company and Woolworth entered into a Mutual Release and Settlement Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Woolworth agreed to release to the Company $1.7 million placed in escrow at the closing of the Acquisition, cancel the $9.3 million of Company debt and liabilities incurred in connection with the Acquisition, and also cancel $4.4 million of other amounts advanced by Woolworth on behalf of the Company during the eight months ended January 27, 1996. In exchange, the Company issued to Woolworth one million shares of Series A convertible nonvoting preferred stock. These shares were valued at $3.5 million, representing their fair market value at the date of issuance. The Company has reflected the impact of the Settlement Agreement on its consolidated financial statements as of May 31, 1995, the date of the Acquisition.

                  Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheet as of January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there could be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the eight months ended January 27, 1996, based upon management's belief that the possibility of such loss is remote.

                  The Company has been notified that certain stores that it leases in California have materials containing asbestos. The asbestos material is generally in trace quantities, and no remediation is expected to be required on the understanding that such material is properly secured.

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders
         Not Applicable

Item 5.  Other Information

         PRIVATE SECURITIES LITIGATION REFORM ACT. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in other parts of this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to the Company's Store Closure Plan, statements relating to the Company's need for additional financing and statements regarding the Company's anticipated potential loan covenant violations, among others. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the risk of continuing losses and cash flow constraints despite the Company's efforts to improve operations, including the Store Closure Plan, the inability to obtain interim financing or permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, failure to negotiate acceptable payment terms with vendors and landlords, and failure to negotiate waivers or amendments to loan covenants.

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed a current report on Form 8-K, dated May 31, 1996, relating to the settlement of its litigation against Woolworth Corporation and Kinney Shoe Corporation.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  16 September, 1996                    KIDS MART, INC.
                                             (Registrant)


                                    By:      /s/  BERNARD TESSLER
                                             ----------------------------
                                             Bernard Tessler
                                             Chairman, Chief Executive Officer


                                    By:      /s/  ROBERT S. KELLEHER
                                             ----------------------------
                                             Robert S. Kelleher
                                             Chief Operating Officer,
                                             Chief Financial Officer