Form 10-K405/A
period 1996-01-27
KIDS MART INC
filed 1996-09-17
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                 ANNUAL REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  (as amended)
      For the period ended January 27, 1996. Commission File Number 0-21910

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

AS OF SEPTEMBER 4, 1996, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER BASED ON THE AVERAGE BID AND ASK PRICES OF $1.50 AND $2.75, RESPECTIVELY, OF SUCH COMMON STOCK IS $6,916,161 BASED UPON AN AVERAGE PRICE OF $2.125 MULTIPLIED BY 3,254,664 SHARES OF COMMON STOCK OUTSTANDING ON SUCH DATE HELD BY NON-AFFILIATES.

AS OF SEPTEMBER 4, 1996, THE ISSUER HAD A TOTAL OF 4,943,000 SHARES OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

      The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 27, 1996 in its entirety as follows:

                                 KIDS MART, INC.
                                     10-K/A
                                TABLE OF CONTENTS


                                                                                                 Page
PART  I
Item 1.  Business                                                                                   1

Item 2.  Properties                                                                                 7

Item 3.  Legal Proceedings                                                                          9

Item 4.  Submission of Matters to a Vote of Security-Holders                                       10

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters                                  11

Item 6.  Selected Financial Data                                                                   12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations     12

Item 8.  Financial Statements                                                                      16

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      16

PART III
Item 10. Directors and Executive Officers                                                          17

Item 11. Executive Compensation                                                                    18

Item 12. Security Ownership of Certain Beneficial Owners and Management                            19

Item 13. Certain Relationships and Related Transactions                                            20

Item 14. Exhibits and Reports on Form 8-K                                                          20

SIGNATURES                                                                                         21
FINANCIAL STATEMENTS                                                                              F-1
EXHIBITS

PART I
ITEM 1. BUSINESS

                                  INTRODUCTION

INTRODUCTORY NOTE. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "--Private Securities Litigation Reform Act."

THE COMPANY. Kids Mart, Inc. (together with its subsidiaries, the "Company"), a Florida corporation, is a value oriented chain of children's specialty apparel stores generally located in strip shopping centers. At January 27, 1996, it operated 296 children's apparel stores in 20 states under the names Little Folks (14 stores) and Kids Mart (282 stores). See "--Recent Developments --Store Closure Plan" for information regarding the closure of approximately 100 of the Company's stores during the third quarter of fiscal year 1996.

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

         LFS Acquisition Corp. ("LFS") purchased the Little Folks and Kids Mart business from Woolworth Corporation and Kinney Shoe Corporation (collectively "Woolworth") in May 1995 (the "Acquisition"). On January 3, 1996, the Company merged with LFS. See "--Organization, Acquisition and Merger."

         In January 1996, the Company changed its fiscal year from a calendar basis ending on December 31 to a 52/53 week fiscal year ending on the Saturday nearest January 31 and changed its name to Kids Mart, Inc.

         See "--Organization, Acquisition and Merger" and "Item 3. Legal Proceedings."

                               RECENT DEVELOPMENTS

CONTINUING LOSSES AND CASH FLOW CONSTRAINTS. The Company has experienced substantial losses and cash flow constraints since the Acquisition. Net losses were $5.7 million for the eight months ended January 27, 1996, and $8.6 million for the six months ended July 27, 1996 (unaudited). No assurance can be given as to when, if ever, the Company will become profitable. See "--Private Securities Litigation Reform Act."

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

         The Company's recurring losses, cash flow constraints, and anticipated loan covenant violations (see "--Other Developments") raise substantial doubt about its ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 14. Financial Statements." The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully renegotiate its loan covenants, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations. In the event that the Company is not successful in, among other things, arranging interim and permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, it will consider alternate means of continuing the business including further expense reductions, negotiations with landlords and vendors to reach agreement on delaying payments, closing additional stores, as well as any other options available to the Company. In the event these efforts are unsuccessful, as a last resort, the Company may consider the possible filing of a petition for reorganization under Chapter 11 of the Federal bankruptcy laws. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

STORE CLOSURE PLAN. In response to the Company's going concern issues, management implemented a store closure plan (the "Store Closure Plan") during the third quarter of fiscal year 1996 that immediately closed approximately 100 stores (the "Closed Stores") and reduced staff at its distribution center and administrative offices. The Store Closure Plan will require, during the third quarter of fiscal year 1996, an estimated charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. See "--Personnel." The Company has received the consent of Foothill Capital Corporation ("Foothill"), the Company's principal lender, to the Store Closure Plan.

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

         The Company transferred the remaining inventory from the Closed Stores to the remaining open stores. Prior to the Store Closure Plan, average store retail inventory was approximately $78.3 thousand, which was $25.7 thousand below planned retail store inventory for September 1996. The inventory consolidation brought the average retail store inventory up to approximately $112.1 thousand. However, there can be no assurance that the increased inventory levels will improve the Company's sales and operating results or that the Company's inventory levels will not drop below acceptable levels in the future.

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

In addition to the Store Closure Plan, since May 1995, management has taken the following steps to improve the Company's operations:

         - implemented a coordinated merchandising plan with a discernible style and fashion;

         - increased the percentage to total inventory of higher margin private label merchandising;

         -   reduced its work force;

         - identified and closed unprofitable stores (37 were closed during the eight months ended January 27, 1996, and an additional 14 were closed by July 27, 1996);

         -   renegotiated certain store leases;

         - instituted a markdown strategy to support the Company's inventory turnover goals;

         -   targeted marketing efforts to "Preferred Customer" cardholders;

         - added a limited number of unique toys and stuffed animals to most of its stores; and

         - improved customer service to create a friendly, neighborhood store atmosphere

INTERIM FINANCING. The Company requires immediate financing to purchase inventory for the 1996 holiday sales season. Failure to achieve adequate sales levels in the 1996 holiday season would have a material adverse effect on the Company's business. Management has held discussions with financial advisors and potential investors with respect to interim financing through short-term subordinated debt, equity investment, or debt restructuring. The Company has raised approximately $0.9 million through a sale/leaseback transaction and conversion of a vendor account payable to shares of the Company's common stock, par value $.0001 per share, (the "Common Stock"). See "--Other Developments." However, the Company has not yet entered into any agreements with respect to additional interim financing, and accordingly, there can be no assurance that the Company can obtain such financing, that such financing would be timely, or that such financing, if obtained, would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

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

OTHER DEVELOPMENTS. The Company anticipates violation of certain of its loan covenants under its credit facility with Foothill during the remainder of fiscal year 1996. The Company is currently in negotiations with Foothill to waive or amend these covenants. There can be no assurance that Foothill will waive or amend the covenants or that the Company will not violate other covenants in the future. If the Company does violate any such covenants, there can be no assurance that Foothill will not declare the Company in default under the credit facility and seek to exercise its remedies under the credit facility, including foreclosure of the Company's assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PRIVATE SECURITIES LITIGATION REFORM ACT. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in "Item 1. Business --Recent Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other parts of this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to the

Company's Store Closure Plan, statements relating to the Company's need for additional financing and statements regarding the Company's anticipated potential loan covenant violations, among others. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the risk of continuing losses and cash flow constraints despite the Company's efforts to improve operations, including the Store Closure Plan, the inability to obtain interim financing or permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, failure to negotiate acceptable payment terms with vendors and landlords, and failure to negotiate waivers or amendments to loan covenants.


                                    BUSINESS

MERCHANDISING. The Company positions itself in the market by offering children's fashions with a coordinated and stylish look at moderate prices. It accomplishes this by consistently offering customers value at a reasonable price and utilizing its position as a large retailer in the children's specialty store apparel market.

         The Company seeks store sites that are highly visible, well-signed and provide easy customer access. The Company favors locations in strip centers with established anchor tenants next to heavily trafficked roads and within convenient reach of its customer base. Management prefers strip center locations over mall locations because occupancy costs are less expensive, and these locations match its core customer's shopping needs.

         The Company's stores carry a full range of clothing and accessories for children from infants to 11 years of age, including pants, jeans, tops, skirts, dresses, coveralls, sweaters, shorts, socks, belts, hats, outerwear, backpacks, sunglasses and many other items carried both on a seasonal and year-round basis. Management has increased inventory levels for infant merchandise because this category typically generates higher gross margins.

         Currently, approximately 32% of the merchandise sold by the Company is private label, primarily under the Way Cool, U BET and Bebe Terrifique labels. The Company plans to gradually increase the percentage of private label merchandise to 65% over the next three years, if warranted. This emphasis on private label merchandise should result in better gross profit margins, better direct sourcing from manufacturers and better control over styles, fabrics and colors. The use of private label merchandise, however, brings with it the associated burdens of quality control and unfavorable delivery schedules. The Company monitors both these issues closely. The Company currently has a product development department that is responsible for working with manufacturers, both domestic and overseas, to design merchandise to be sold under the Company's private labels.

         The Company offers a small selection of creative toys and unique stuffed animals. These toys are designed for newborn children to 11 year olds. Presently the Company is generating approximately one-half of toy sales from impulse items under $5 each, and the remainder from more expensive toys primarily carried during the fourth quarter.

         The success of the Company's merchandising strategy will be dependent on its ability to generate sufficient cash flow to sustain operations.

         See "--Recent Developments."

MARKETING AND ADVERTISING. The Company maintains a "Preferred Card" program that had approximately 607,000 card holders as of January 27, 1996. Of these, approximately 498,000 holders had shopped at one or more of the Company's stores during the past 18 months. Sales of the card, which can be purchased on a yearly basis for $6 per card, resulted in revenue of $2.3 million for the eight months ended January 27, 1996. Purchase of the card entitles the holder to a 10% discount on all regular price purchases and other special privileges. The Company maintains a data base that includes demographic and purchasing data on these cardholders. The Company conducts periodic targeted marketing campaigns utilizing this list.

         The Company historically spent significant amounts of its advertising dollars on national programs. Current management has reduced national advertising in favor of local and point of purchase programs which it believes are more effective and less costly.

         The Company operates an in-house advertising and marketing department with a staff of five. The department creates all of the Company's printed materials, including mailers, newspaper advertisements, and in-store displays. The Company's marketing strategy is aimed at attracting customers to the store by stressing promotional pricing, value, and fashion. Many of the Company's sales are at the beginning of the important selling seasons, including Christmas, back-to-school, and spring and summer. The Company's stores feature wall and selling-floor displays that coordinate merchandise in order to promote multiple sales.

MARKET. The Company's largest market is California where it maintained 43% of its stores and derived approximately 45% of its revenue during the eight months ended January 27, 1996. Sales of apparel and accessories represented 87% and 13% of the Company's revenue, respectively during the eight months ended January 27, 1996. After giving effect to the Store Closure Plan, the Company's largest market remained California where 52% of its stores are located. See "--Recent Developments."

PRODUCT SOURCING AND MANUFACTURING. The Company has no in-house manufacturing capability. Approximately 32% of the Company's merchandise is currently manufactured to its private label specifications by independent factories located in the United States and throughout the world. The Company utilizes a buying agent in Hong Kong to coordinate overseas production. Approximately 35% of the Company's private label capacity is produced by fewer than 30 manufacturers. On September 11, 1996, the Company entered into an agreement with one of its vendors to use its best efforts to purchase annually a minimum of $10 million of merchandise inventory, as defined, from this vendor. As part of the agreement, the vendor has converted $0.65 million of amounts owed to it by the Company into 433,333 shares of Common Stock. See "Recent Developments --Other Developments."

TRADEMARKS AND PRIVATE LABELS. The Company owns the right to the following trademarks: Bebe Terrifique, Kids Mart, Kidsmart (pending), Little Folk, Little Folks, Little Folk Shop, Little Folk Shops, Way Cool, U Bet and others.

RESTRICTION ON IMPORTS. The Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, customs duties and related fees, import controls and trade barriers (including quotas), restrictions on the transfer of funds, work stoppages and political instability in certain parts of the world. However, the Company believes that it has reduced these risks by diversifying its offshore purchases among various countries and factories. These risks have not had a material adverse impact upon the Company's operations to date.

         Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition for greater production abroad. The countries from which the Company's products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring. The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may be subject to claims for duties and other charges.

WAREHOUSING AND DISTRIBUTION. The Company leases a warehouse and distribution center, approximately 118,500 square feet, located in City of Industry, California. Management believes that the warehouse has current capacity to serve as many as 500 stores and is therefore sufficient for the Company's needs. The facility also contains the Company's executive, administrative and buying offices.

         Merchandise purchased by the Company is received at this facility and prepared for distribution to its stores. The functions performed at the facility include quality control inspection, ticketing, packing and shipping. The facility's automated sorting system ensures the proper flow of merchandise from receipt to shipment. Shipments to each store are made by trucks operated principally by common carriers. The Company ships to stores two to five times per week, depending on seasonal volume.

PERSONNEL. At January 27, 1996, the Company had 831 full-time equivalent employees comprised of 148 full-time employees in the administrative offices and distribution center, 21 full-time field supervision personnel, and 661 full-time and 1,223 part-time employees at the stores. After giving effect to the Stores Closure Plan and staff reductions, the Company will have approximately:
511 full-time equivalent employees comprised of 136 employees in the administrative offices and distribution center, 11 full-time field supervision personnel, and 364 full-time and 728 part-time employees at the stores.
See "--Recent Developments."

TRANSITIONAL SERVICES. The Company receives information systems, accounting and administrative services from Woolworth pursuant to the terms of a transition service agreement (the "Service Agreement"). In return, the Company pays certain fees to Woolworth. The initial term of the Service Agreement expired on May 31, 1996. In connection with a settlement reached under a Mutual Release and Settlement Agreement (the "Settlement Agreement"), the Service Agreement was extended to October 26, 1996, at which time the Service Agreement can be extended on a month-to-month basis unless terminated by either party upon a 30-day notice. See "--Organization, Acquisition and Merger" and "Item 3. Legal Proceedings."

         The Company is currently upgrading its management information systems. These systems will offer greater functionality and flexibility than systems currently available to the Company under the Service Agreement with Woolworth. Implementation of these systems is a high priority of management. Management had originally estimated that the cost of this upgrade would be up to $5.5 million, which includes financial and merchandise system software, main system hardware, and POS (point-of-sale) hardware and software. As a result of the Store Closure Plan, the POS hardware requirements have been reduced, and the estimated cost of the upgrade is approximately $4.1 million. Approximately $0.9 million of systems upgrade costs had been incurred as of July 27, 1996. The Company has entered into an operating lease agreement for a significant portion of this equipment and will fund the remaining portion from internally generated sources of funds or additional financing. The Company may not establish its own systems by the expiration date of the Service Agreement and may incur significant expenses in excess of the budgeted amounts in developing such systems.

IMPACT OF COMPETITION. All aspects of the children's apparel specialty retail industry are highly competitive. The Company competes with a number and variety of retailers, mass merchandisers and warehouse clubs, including several national chains, some of which have greater financial and marketing resources than the Company. The principal competitors of the Company include Baby Gap/Gap Kids, Gymboree, Kids "R" Us, Children's Place, Little Things, Mervyns, Wal-Mart, J.C. Penney, Ross Stores, Target, Venture and Marshall's. Competition exists primarily in the areas of price, product selection and service. Competitive factors could require price reductions or increases in expenditures for marketing and customer service that could adversely affect the Company's operating results.

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its sales and operating results. A disproportionate amount of the Company's sales and operating income are realized during the months of August, September, November and December. The Company has also experienced periods of increased sales activity in early spring and early fall. Furthermore, sales and operating results are generally weakest during the second quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

                      ORGANIZATION, ACQUISITION AND MERGER

         The Company was formed in April 1993 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. In September 1993, the Company consummated an initial public offering of its equity securities from which it derived net proceeds of approximately $6.6 million. Approximately $5.7 million (representing approximately 80% of proceeds from the initial public offering, inclusive of interest earned thereon) was held in escrow, pending the consummation of the Acquisition described below and was released to the Company upon consummation of the Merger also described below.

         On January 3, 1996, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated May 31, 1995, FH Sub Delaware, Inc., a Delaware corporation and wholly-owned subsidiary of the Company merged with and into LFS (the "Merger"). As a result of the Merger, LFS became a wholly owned subsidiary of the Company. Thereupon, the Company issued an aggregate of 2,678,000 shares (the "Shares") of Common Stock to the owners of all the issued and outstanding shares of capital stock of LFS. The Shares constituted approximately 54% of the outstanding shares of Common Stock of the Company. Additional shares of Common Stock issuable upon the exercise of certain warrants are held by a) the underwriter of the Company's initial public offering (110,000 shares) and b) the initial LFS investors (1,094,300 shares). Assuming full exercise of all of the outstanding warrants to purchase shares of the Company's Common Stock, the former LFS security holders would own approximately 61.4% of the outstanding shares of the Company's Common Stock. Since the former LFS investors own the controlling interest of the Company's Common Stock, the Merger has been accounted for as a "reverse acquisition" as if LFS recapitalized its ownership interest and then acquired the Company under the purchase method of accounting by the issuance of 2,265,000 shares of its Common Stock. These 2,265,000 shares were valued at $6.2 million which represented the estimated fair market value of the Company's net assets acquired at the date of the Merger. For purposes of the Merger, LFS is the "accounting acquirer" and the Company is the "legal acquirer."

         LFS was formed on May 26, 1995, for the purpose of acquiring the Holtzman's Little Folk Shop, Inc. ("Holtzman's") business from Woolworth. On May 31, 1995, LFS acquired all of the outstanding shares of capital stock of Holtzman's from Woolworth and certain of Holtzman's operating assets and liabilities from Kinney Shoe Corporation, a wholly owned subsidiary of Woolworth ("Kinney"). Prior to this transaction, Holtzman's had transferred certain of its assets and liabilities to Kinney. The preliminary purchase price of the Acquisition was $21.0 million, which was financed with a $5.0 million promissory note to Woolworth, $4.3 million of current liabilities to Woolworth, a borrowing of $4.4 million under the Company's revolving credit facility, $4.3 million of short-term bridge loans advanced by a group of private lenders, including Woolworth, and $3.0 million of cash on hand.

         Subsequent to the Acquisition, disagreements arose between LFS and Woolworth regarding the determination of the final purchase price of Holtzman's net assets at May 31, 1995. Such disagreements resulted in LFS filing a lawsuit against Woolworth, and a cross-complaint filed by Woolworth against LFS.

         On May 30, 1996, the Company and Woolworth reached a settlement under the Settlement Agreement. Pursuant to the Settlement Agreement, Woolworth agreed to release to the Company $1.7 million placed in escrow at the closing of the Acquisition, cancel the $9.3 million of Company debt and liabilities incurred in connection with the Acquisition, and also cancel $4.4 million of other amounts advanced by Woolworth on behalf of the Company during the eight months ended January 27, 1996. In exchange, the Company issued one million shares of Series A convertible nonvoting preferred stock to Woolworth. The adjusted purchase price for the Acquisition was $11.1 million. See "Item 3. Legal Proceedings."

ITEM 2. PROPERTIES

         At January 27, 1996, the Company operated 296 stores in 20 states, consisting of 14 Little Folks Stores and 282 Kids Mart stores. Stores that are located in strip shopping centers are open eleven hours each day, Monday through Saturday, and seven hours on Sunday; stores located in enclosed malls conform to mall hours. Store hours are longer during the Christmas holiday season and during back-to-school programs. After giving effect to the Store Closure Plan, the Company will operate approximately 182 stores in 18 states consisting of approximately 11 Little Folks Stores and approximately 171 Kids Mart Stores.

         The Company's stores range in size from 1,800 to 6,000 square feet, averaging approximately 2,600 square feet and are designed to maximize selling space.

         The Company seeks store sites which are highly visible, well-signed and provide easy customer access. The Company has favored locations in strip centers with established anchor tenants next to heavily trafficked roads and within convenient reach of its customer base. Management prefers strip locations over mall locations because occupancy costs are less expensive, strip center leases are typically more favorable than mall leases, and these locations match its core customer's shopping needs.

         The table below sets forth the location of the Little Folks and Kids Mart stores by state:

                                                                      CLOSED STORES
                                                               AND OTHER CLOSED STORES (a)
                                                         ----------------------------------------
                              NUMBER OF STORES           LITTLE FOLK     KIDS MART       ADJUSTED
STATE                        AT JANUARY 27, 1996              STORES        STORES    STORE COUNT
- ------------------------------------------------         ----------------------------------------
California                                  127                  (2)          (30)             95
Texas                                        31                               (12)             19
Illinois                                     24                               (18)              6
Ohio                                         18                               (12)              6
Florida                                      17                                (5)             12
Louisiana                                    12                                (2)             10
Maryland                                     10                  (1)           (6)              3
Michigan                                      9                                (4)              5
Arizona                                       8                                (4)              4
Missouri                                      6                                (2)              4
Virginia                                      6                                (2)              4
Indiana                                       5                                (3)              2
Utah                                          4                                (1)              3
Washington                                    4                                (3)              1
Nevada                                        3                                (2)              1
New Mexico                                    3                                                 3
Oklahoma                                      3                                (1)              2
Oregon                                        3                                (1)              2
Wisconsin                                     2                                (2)             --
Kentucky                                      1                                (1)             --

- ------------------------------------------------         ----------------------------------------
Total                                       296                  (3)         (111)            182
================================================         ========================================

(a)      97 stores have been closed with respect to the Store Closure Plan;
         17 additional stores have been closed since January 27, 1996. Up to 10 additional stores may be closed with respect to the Store Closure
         Plan pending review of such stores by management.

The following table sets forth the types and number of store leases to which the Company is a party as of the date of this filing giving effect to the Closed Stores and other closed stores.

                                                  No. of Leases         Closed Stores &          Adjusted
         Type of lease                      at January 27, 1996     other closed stores (a)   lease count
         ------------------------------------------------------------------------------------------------
         Short-Term (12 months or less)                      39                    (13)                26
         Month-to-Month                                      57                    (22)                35
         Long-Term                                          200                    (79)               121
         ------------------------------------------------------------------------------------------------
         TOTAL                                              296                   (114)               182
         ================================================================================================

         (a) 97 stores have been closed with respect to the Store Closure Plan; 17 additional stores have been closed since January 27, 1996. Up to 10 additional stores may be closed with respect to the Store Closure Plan pending review of such stores by management.

         Lease payments for the six months ended July 27, 1996 were $5.8 million, which included approximately $1.8 million for the Closed Stores. The aggregate rent liability for the Closed Stores is approximately $13.2 million and the average remaining lease term is approximately 30 months. In connection with the Store Closure Plan, the Company will undertake to negotiate with the various landlords the outstanding lease liability of the Closed Stores. There can be no assurance that such negotiations will be successful. Failure to reach acceptable agreements with these landlords would have a material adverse effect on the Company's business.

         The Company leases a warehouse and distribution center, approximately 118,500 square feet, located in City of Industry, California. Management believes that the warehouse has current capacity to serve as many as 500 stores and is therefore sufficient for the Company's needs. The facility also contains the Company's executive, administrative and buying offices.

         Lease payments for the eight months ended January 27, 1996 were $8.3 million, which included approximately $1.1 million of rent for 37 unprofitable stores closed during the eight months ended January 27, 1996. Since the date of the Acquisition, the Company has successfully renegotiated leases on 81 stores and the distribution center, and intends to renegotiate the leases on the remaining stores during the next 12 months. However, there is no assurance that the Company will be successful in its effort to renegotiate the remaining leases or that if it is successful, that the new leases will be on terms more beneficial to the Company.

         Within the context of the lease renegotiations described above, with respect to the stores currently operating on month-to-month or short term leases, the Company will attempt to secure longer term leases on terms favorable to the Company, for those stores which fit the Company's performance requirements. In the event landlords representing these centers refuse to extend terms on these leases, the Company would experience a significant reduction in sales volume with a resulting negative impact on earnings.

         During the eight months ended January 27, 1996, the Company closed 37 unprofitable stores, nine of which had lease terms remaining when the Company ceased store operations. The remaining lease terms on these stores varied from less than six months to over three years. As of January 27, 1996, the total rent liability associated with these leases was $0.5 million. Based on favorable negotiations with the landlord at one of the stores, the Company recorded a provision as of January 27, 1996, of $0.4 million to reflect the impact of these closures. As of July 27, 1996, three of the nine stores' leases had been terminated. The six remaining stores have a total rent liability of $0.2 million, which approximates the remaining accrued balance. The Company is attempting to negotiate favorable terms with the other landlords but it is possible that because the Company has ceased operations in these nine locations, the individual landlords may declare the Company in default under the terms of these leases.

         See "Recent Developments."

ITEM 3. LEGAL PROCEEDINGS

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

         Woolworth filed a general denial of all of the material allegations of the complaint and served a cross-complaint against LFS. Woolworth sought recovery of a minimum of $5.6 million for payroll taxes, sales and use taxes, customs duties and other taxes, charges and expenses paid by Woolworth on behalf of LFS. LFS filed a general denial to this cross-complaint and asserted several affirmative defenses.

         On May 30, 1996, the Company and Woolworth entered into the Settlement Agreement. Pursuant to the Settlement Agreement, Woolworth agreed to release to the Company $1.7 million placed in escrow at the closing of the Acquisition, cancel the $9.3 million of Company debt and liabilities incurred in connection with the Acquisition, and also cancel $4.4 million of other amounts advanced by Woolworth on behalf of the Company during the eight months ended January 27, 1996. In exchange, the Company issued one million shares of Series A convertible nonvoting preferred stock to Woolworth. These shares were valued at $3.5 million, representing their fair market value at the date of issuance. The Company has reflected the impact of the Settlement Agreement on its consolidated financial statements as of May 31, 1995, the date of the Acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 3, 1996, the Company held a special meeting of stockholders. At that meeting the stockholders voted on the proposals described below. The results of the stockholder vote on each proposal is set forth after such description.

         1. To approve the Merger, including an amendment to the Articles of Incorporation of the Company to change the Company's name to "Little Folks Shops, Inc."

                  FOR: 1,342,100 shares. AGAINST: 9,900 shares. ABSTAIN: 3,200 shares.

         2. To approve and adopt the Company's Restated Articles of Incorporation.

                  FOR: 1,316,750 shares. AGAINST: 25,200 shares. ABSTAIN: 13,250 shares.

         3. To approve and adopt the 1995 Frost Hanna Acquisition Group, Inc. Stock Option Plan.

                  FOR: 1,300,016 shares. AGAINST: 42,234 shares. ABSTAIN: 12,950 shares.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market in which the Company's Common Stock, is traded is the over-the-counter market under the symbol KIDM. The Common Stock commenced trading on September 7, 1993. The following table shows the reported low bid and high bid quotations per share of Common Stock for the periods indicated. The high and low bid prices for the periods indicated are inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. These quotations have been obtained from the OTC Bulletin Board.

                                                            Low Bid     High Bid
Year ended December 31, 1994
      First quarter                                          $7.375       $ 8.25
      Second quarter                                           6.75         8.25
      Third quarter                                            5.50         7.25
      Fourth quarter                                           4.50         6.50

Year ended December 31, 1995
      First quarter                                            3.00         5.25
      Second quarter                                           5.00         7.00
      Third quarter                                            4.75         7.50
      Fourth quarter                                          3.375         6.25

Interim period (due to change in fiscal year end)
      January 1, 1996 through January 27, 1996                4.375        5.125

Year ending February 3, 1997
      First quarter                                            3.88         4.40
      Second quarter                                           2.00        6.125
      Third quarter (through September 4, 1996)                0.50         2.75

         On September 4, 1996, the closing bid and ask prices of the Common Stock were $2.00 and $2.75, respectively. On September 5, 1996, there were 87 recorded holders of Common Stock, inclusive of those brokerage firms and/or clearing houses holding shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider. Under the Company's lending arrangements, the Company will not be permitted to declare any dividends without the lender's prior consent.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data as of and for the eight months ended January 27, 1996, and should be read in conjunction with the audited consolidated financial statements included elsewhere in this report. The table also sets forth summarized unaudited consolidated financial data as of and for the six months ended July 27, 1996.

                                                           January 27,                       July 27,
INCOME STATEMENT DATA                                             1996                           1996
- -----------------------------------------------------------------------------------------------------
(in thousands, except for per share amounts)       (eight months ended)             (six months ended)
                                                                                           (unaudited)
      Net sales                                                $87,698                        $47,370
      Gross profit                                             $34,402                        $17,708
      Loss from operations                                     $(4,212)                       $(7,775)
      Net loss                                                 $(5,696)                       $(8,563)
      Net loss per common share                                $ (1.15)                       $ (1.73)
      Dividends per common share                                  None                           None
      Average shares                                             4,943                          4,943
=====================================================================================================

BALANCE SHEET DATA
- -----------------------------------------------------------------------------------------------------
(in thousands)                                     (at fiscal year end)             (six months ended)
                                                                                           (unaudited)
      Working capital (deficiency)                             $ 1,010                        $(7,883)
      Total assets                                             $27,609                        $23,374
      Borrowings under credit facility                         $ 8,849                        $ 9,422
      Redeemable common stock                                  $    50                        $    50
      Stockholders' equity (deficiency)                        $ 7,087                        $(1,470)
=====================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "Item 1. Business --Private Securities Litigation Reform Act."

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the eight months ended January 27, 1996. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto. Information presented as of and for the six months ended July 27, 1996 is unaudited. See "Item 1. Business --Recent Developments."

         The Company reported a net loss of $5.7 million for the eight months ended January 27, 1996. The net loss reflected $1.0 million of goodwill impairment write-off related to the Acquisition, and a charge against cost of sales for $1.2 million for markdown reserves. Also 37 unprofitable stores were closed during the eight months ended January 27, 1996. Net sales for the eight months ended January 27, 1996 were $87.7 million.

         The Company has continued to experience operating losses and cash flow constraints subsequent to January 27, 1996. Unaudited net losses were $8.6 million for the six months ended July 27, 1996, unaudited current liabilities exceeded unaudited current assets by $7.9 million, and the Company has an unaudited stockholders' deficiency of $1.5 million, respectively, as of July 27, 1996. The Company also anticipates violation of certain of its loan covenants under its credit facility for the remainder of fiscal year 1996. These conditions have raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

         In response to the Company's going concern issues, management implemented the Store Closure Plan during the third quarter of fiscal year 1996 that immediately closed the Closed Stores and reduced staff at its distribution center and administrative offices. The Store Closure Plan will require, during the third quarter of fiscal year 1996, an estimated charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. The Company has received the consent of Foothill, the Company's principal lender, to the Store Closure Plan.

FINANCIAL CONDITION. The Company's working capital was $1.0 million as of January 27, 1996, and a deficiency of $(7.9) million as of July 27, 1996 (unaudited). Its current ratio and debt-to-equity ratios were 1.05 and 3.54, respectively, at January 27, 1996, and 0.68 and (7.35), respectively, at July 27, 1996 (unaudited).

         On the Acquisition date of May 31, 1995, average store inventory at retail was approximately $152.2 thousand. New management's 1996 plan called for average store inventory of approximately $135.3 thousand for May. This average store inventory surplus aggregated approximately $5.6 million in excess inventory at the date of the Acquisition.

         Woolworth also had significant merchandise inventory orders outstanding at the Acquisition. Management canceled approximately $30 million at retail of these orders. Despite these order cancellations, merchandise purchases during June, July and August 1995, were approximately $62.5 million, as compared to the 1996 plan for merchandise purchases of approximately $44.2 million for the same three months during 1996.

         The excessive levels of inventory and merchandise purchases as of the Acquisition and immediately following it resulted in high levels of aged inventory at January 27, 1996. Aged inventory (that is, merchandise on-hand greater than nine months) was 10.9% of total inventory at January 27, 1996. The Company recorded purchase accounting adjustments to the beginning inventory balance and inventory markdown reserves against the year-end inventory balance for approximately $22.1 million, at retail, during the eight months ended January 27, 1996.

         Pursuant to the Store Closure Plan, the Company transferred the remaining inventory from the Closed Stores to the remaining open stores. Prior to the Store Closure Plan, average store retail inventory was approximately $78.3 thousand, which was $25.7 thousand below planned retail store inventory for September 1996. The inventory consolidation brought the average retail store inventory up to approximately $112.1 thousand. However, there can be no assurance that the increased inventory levels will improve the Company's sales and operating results or that the Company's inventory levels will not drop below acceptable levels in the future.

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

         At January 27, 1996, the Company had drawn down approximately $8.8 million at 9.75% under the credit facility and had approximately $1.1 million of remaining availability. The Company's average interest rate on borrowings under its credit facility was 11.37% during the eight months ended January 27, 1996. Following the date of the Acquisition, the Company experienced substantial losses in connection with inventory writedowns recorded prior to the Settlement Agreement adjustments, which resulted in a violation of certain covenants under its credit facility as of January 27, 1996. Subsequent to January 27, 1996, the Company has experienced losses and cash flow constraints that resulted in uncertainty regarding the Company's ability to continue as a going concern.
As a result, the Company's auditors have included an emphasis paragraph regarding the uncertainty of the Company's ability to continue as a going concern in their report on the Company's audited consolidated financial statements as of and for the eight months ended January 27, 1996. The going concern qualification was a violation of one of the credit facility covenants as of January 27, 1996. However, the Company obtained waivers of the first covenant violation through April 1996, and of the second violation on September 4, 1996. The Company also anticipates potential violation of certain other covenants for the remainder of fiscal year 1996.

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

         The Company's recurring losses, cash flow constraints, and anticipated loan covenant violations (see "Item 1. Business --Other Developments") raise substantial doubt about its ability to continue as a going concern. See "Item 14. --Financial Statements." The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully renegotiate its loan covenants, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations. In the event that the Company is not successful in, among other things, arranging interim and permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, it will consider alternate means of continuing the business including further expense reductions, negotiations with landlords and vendors to reach agreement on delaying payments, closing additional stores, as well as any other options available to the Company. In the event these efforts are unsuccessful, as a last resort, the Company may consider the possible filing of a petition for reorganization under Chapter 11 of the Federal bankruptcy laws.

         The Company requires immediate financing to purchase inventory for the 1996 holiday sales season. Failure to achieve adequate sales levels in the 1996 holiday season would have a material adverse effect on the Company's business. Management has held discussions with financial advisors and potential investors with respect to interim financing through short-term subordinated debt, equity investment, or debt restructuring. The Company has raised approximately $0.9 million through a sale/leaseback transaction and conversion of a vendor account payable to shares of Common Stock. See "Item 1. Business --Other Developments." However, the Company has not yet entered into any agreements with respect to additional interim financing, and accordingly, there can be no assurance that the Company can obtain such financing, that such financing would be timely, or that such financing, if obtained, would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS. The Company reported a net loss of $5.7 million on net sales of $87.7 million for the eight months ended January 27, 1996. The Company operated 296 stores at January 27, 1996.

         The Company reported an unaudited net loss of $8.6 million on unaudited net sales of $47.4 million for the six months ended July 27, 1996. After giving effect to the Store Closure Plan, the Company will operate approximately 182 stores.

         Selling, general and administrative expenses were $36.1 million for the eight months ended January 27, 1996, and included $1.4 million of charges related to the Service Agreement. Selling, general and administrative expenses were $24.5 million, unaudited, for the six months ended July 27, 1996.

         Depreciation and amortization was $1.5 million for the eight months ended January 27, 1996. The Company also recorded a charge for goodwill impairment for approximately $1.0 million. Depreciation and amortization was $1.0 million, unaudited, for the six months ended July 27, 1996.

         Interest expense was $1.5 million for the eight months ended January 27, 1996. Interest expense included approximately $0.6 million of interest payments on the Acquisition debt. Interest expense was $0.8 million, unaudited, for the six months ended July 27, 1996.

         In response to the Company's going concern issues, management implemented the Store Closure Plan during the third quarter of fiscal year 1996 that immediately closed the Closed Stores and reduced staff at its distribution center and administrative offices. The Store Closure Plan will require, during the third quarter of fiscal year 1996, an estimated charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. The Company has received the consent of Foothill, the Company's principal lender, to the Store Closure Plan. See "Item 1. Business
- --Recent Developments."

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

         The aggregate rent liability for the Closed Stores is approximately $13.2 million and the average remaining lease term is approximately 30 months. In connection with the Store Closure Plan, the Company will undertake to negotiate with the various landlords the outstanding lease liability of the Closed Stores. There can be no assurance that such negotiations will be successful. Failure to reach acceptable agreements with these landlords would have a material adverse effect on the Company's business.

         The Company transferred the remaining inventory from the Closed Stores to the remaining open stores. Prior to the Store Closure Plan, average store retail inventory was approximately $78.3 thousand, which was $25.7 thousand below planned retail store inventory for September 1996. The inventory consolidation brought the average retail store inventory up to approximately $112.1 thousand. However, there can be no assurance that the increased inventory levels will improve the Company's sales and operating results or that the Company's inventory levels will not drop below acceptable levels in the future.

         In connection with the Store Closure Plan, the Company reduced staff at its distribution center and administrative offices, with a corresponding annualized reduction in payroll and benefits expense of approximately $1.4 million.

         There are a number of risks associated with the Store Closure Plan, including, but not limited to, the inability of the Company to successfully negotiate favorable terms with respect to the lease terminations, the inability of the Company to generate adequate revenues to cover expenses and generate profits, and the possibility that due to the staff reductions and store closings, the Company may not be able to attract or retain qualified personnel. See "Item 1. Business --Recent Developments."

ITEM 8. FINANCIAL STATEMENTS

         The consolidated balance sheet as of January 27, 1996, and consolidated statements of operations, stockholders' equity, and cash flows for the eight months ended January 27, 1996 are set forth in the pages indicated in Item 14.

         Balance sheets for Holtzman's as of January 29, 1994 and January 28, 1995, and statements of operations, stockholders' equity, and cash flows for the fiscal years ended January 30, 1993, January 29, 1994, and January 28, 1995, and the four months ended May 31, 1995, (the "Disputed Financial Statements") have not been reported. Preparation and delivery of the Disputed Financial Statements was an issue in the Company's dispute with Woolworth described in "Item 3.
Legal Proceedings."

         Currently, Woolworth is preparing and its certified public accountants, KPMG Peat Marwick, LLP, are auditing the Disputed Financial Statements, which have not been completed as of the date of this filing. When the Company receives the Disputed Financial Statements from Woolworth, the Company intends to include them in an amendment to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In connection with the Merger, Deloitte & Touche LLP ("Deloitte") was appointed as the independent auditors of the Company replacing Arthur Andersen, LLP ("Arthur Andersen"). During the Company's fiscal years ended December 31, 1995, and December 31, 1994, and the interim period preceding the change in accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with its reports. The Company has authorized Arthur Andersen to respond fully to the inquiries of Deloitte or any other successor accountant concerning the subject matter described above.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE OFFICERS AND DIRECTORS. Pursuant to the Merger Agreement the persons identified below were appointed to the Board of Directors of the Company on January 3, 1996, to serve until their successors are duly elected and qualified. Set forth below is certain information concerning each person who is presently an executive officer or director of the Company.

         Name                     Age   Position
         -----------------------------------------------------------------------
         Bernard Tessler          46    Chairman of the Board, President,
                                        Chief Executive Officer

         Robert S. Kelleher       47    Vice President, Chief Financial Officer,
                                        Chief Operating Officer

         Jeffrey Koffman          31    Director

         Eric M. Specter          38    Director

         Stephen L. Pistner       64    Director

         Donald S. Rosenberg      62    Director

         Bernard Tessler has been Director, Chairman, President and Chief Executive Officer of the Company since January 3, 1996. From 1991 to 1993, Mr. Tessler was Vice President-General Merchandise Manager (Children's Apparel, Sporting Goods, Seasonal, "Crafts and More") of Ames Department Stores Inc. ("Ames"). Mr. Tessler was responsible for the $700 million children's division of Ames. From 1987 to 1991, Mr. Tessler was President and Chief Executive Officer of Children's Creative Workshop, Ltd., a publicly held consulting firm, where he worked with diverse retailers in developing new children's and toy store concepts. From 1983 to 1987, Mr. Tessler was Chairman of the Board and President of Enchanted Village Stores, Inc., a publicly held company with 23 children's toy stores.

         Robert Kelleher joined the Company on July 3, 1995, as Chief Administrative Officer and Chief Financial Officer. Mr. Kelleher has been appointed Chief Operating Officer of the Company effective April 1, 1996; he will continue to hold the position of Chief Financial Officer. Prior to joining the Company, Mr. Kelleher was employed from 1980 to 1995 by Contempo Casuals, Inc., a subsidiary of the Neiman Marcus Group. Contempo Casuals was a chain of over 240 junior women's apparel specialty stores. Since 1993, Mr. Kelleher held the position of President and Chief Operating Officer of Contempo Casuals, Inc.; prior to that he was Executive Vice President and Chief Financial Officer.

         Jeffrey Koffman served as a financial analyst with Security Pacific from 1987 to 1989. In 1989, Mr. Koffman became Vice President of Pilgrim Industries and in 1990, he became the President of that company. From 1994 to present, Mr. Koffman has served in the capacities of Executive Vice President of Tech Aerofoam Products and Executive Vice President, and more recently, President of Apparel America, Inc.

         Eric M. Specter has been Vice President and Chief Financial Officer of Charming Shoppes, Inc. since December 1995 and, prior to that time he served as Vice President Corporate Controller since 1985 and has been employed by that company since 1983. Prior to that he was an associate in the accounting firm of Touche Ross & Company.

         Stephen L. Pistner currently operates the consulting firm of Pistner and Associates. From April 1990 to December 1992, Mr. Pistner was Chairman of the Board and Chief Executive Officer of Ames Department Stores, Inc. From 1981 to 1985, Mr. Pistner was Chairman and Chief Executive Officer of Montgomery Ward and Company, and later served as Chairman of McCrory Corporation.

         Donald S. Rosenberg is an attorney and a partner in Rosenberg, Reisman & Stein, Miami, Florida, where he has worked since 1956. Mr. Rosenberg is a member of the Board of Directors of the Skylake State Bank and Chairman of its Audit Committee. He serves as a member of the Board of Trustees, Executive Committee, Finance

Committee and Investment Committee of Barry University, Miami, Florida and is a member of the Board of Trustees of the Zoological Society of Florida.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended January 27, 1996, and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended January 27, 1996, and certain representations made to the Company, no person required to file such forms failed to do so on a timely basis, as disclosed in such Forms, during the fiscal year ended January 27, 1996, or prior years.

ITEM 11. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer and the Company's most highly paid executive officer.


- ------------------------------------------------------------------------------------------------------------------------------------
                                        Long-term
                                   Annual Compensation  Compensation              Awards                 Payouts
                                   -------------------  ------------   ----------------------------   ------------
                                                        Other Annual   Restricted      Options/SARS                    All Other
Name and Principal Position  Year     Salary   Bonus    Compensation   Stock Awards   (# of shares)   LTIP Payouts  Compensation
- ---------------------------  ----     ------   -----    ------------   ------------   -------------   ------------  ------------
Bernard Tessler, CEO         1995   $300,000     $--             $--            $--             $--            $--       $168,375 *
Robert Kelleher, CFO/COO     1995   $245,000     $--             $--            $--             $--            $--       $  3,600 **
- ------------------------------------------------------------------------------------------------------------------------------------


* Pursuant to an agreement with the Company (then LFS), Mr. Tessler received short-term advances in the amount of $19,313 to cover expenses related to his relocation to California on behalf of the Company. In addition, Mr. Tessler received compensation in respect of the fiscal year ended January 27, 1996, in the amount of $49,062, representing housing allowance and car allowance, and $100,000 of compensation related to the Acquisition.

**       Car allowance.

COMPENSATION OF DIRECTORS. Directors of the Company receive no compensation for their services as directors; however, they will be entitled to receive stock options under the Company's Stock Option Plan and may receive monetary compensation in the future.

EMPLOYMENT ARRANGEMENTS. The Company (then LFS) entered into an employment agreement, dated as of May 31, 1995, with Bernard Tessler, pursuant to which the Company has agreed to employ Mr. Tessler as President and Chief Executive Officer for a term which commenced on May 31, 1995, and will continue through May 31, 1999, unless sooner terminated in accordance with its terms. Thereafter, Mr. Tessler's employment with the Company would continue until terminated by the Company upon not less than one year's notice. For compensation for his services, Mr. Tessler will receive, among other things, an annual salary of $300,000 and any bonus to which he will be entitled under the Company's Management Incentive Plan (see below). If Mr. Tessler's employment with the Company is terminated without cause by the Company or by Mr. Tessler for good reason, Mr. Tessler will be entitled, among other things, to a termination payment equal to the greater of (i) the balance due under the remainder of the term of the employment agreement or (ii) one year's compensation. Mr. Tessler is also entitled to a $5,000 per month housing allowance. Mr. Tessler is prohibited from competing with the Company for a period of one year following termination.

MANAGEMENT INCENTIVE PLAN. The Company is in the process of instituting a performance based incentive award program. While specific details of the plan have not been finalized, achievement of profitability targets will be a primary factor in determining bonus compensation. It is contemplated that a substantial number of employees will participate in this plan.

1995 STOCK OPTION PLAN. The stockholders of the Company approved the adoption of the 1995 Stock Option Plan at a meeting on January 3, 1996. No grants were made pursuant to such plan in the year ended December 31, 1995. Members of the Board of Directors who are not employees of the Company, are automatically entitled to receive options to purchase 2,000 shares for each year they serve on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of September 5, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock, (ii) each director and (iii) all executive officers and directors as a group:

                                       Amount and Nature of
Name of Beneficial Owner (1)       Beneficial Ownership (2)   Percent of Common Stock
- -------------------------------------------------------------------------------------
CSHC, Inc. (3)                                     783,040                      15.8%
450 Winks Lane
Philadelphia, PA  19020

Donald S. Rosenberg (4)                             22,500                       0.5%
1 S.E. 3rd Avenue
Suite 2600
Miami, FL  33131

Bernard Tessler                                    773,025                      15.6%
801 Sentous Avenue
City of Industry, CA  91748

Jeffrey Koffman (5)                                109,771                       2.2%
150 E. 52nd Street
New York, NY  10022

Robert S. Kelleher (6)                                   *                         *
Eric M. Specter (6)                                      *                         *
Stephen L. Pistner (6)                                   *                         *
801 Sentous Avenue
City of Industry, CA  91748

All executive officers and
directors as a group (6 persons)                 1,688,336                      34.2%

- --------------
(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. No persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.

(2) Excludes Common Stock issuable upon exercise of outstanding warrants. If such warrants were exercised, the percentage of ownership of all outstanding Common Stock would be as follows: CSHC, Inc., 12.7%, Donald
         S. Rosenberg, 0.4%, Bernard Tessler, 16.7%, Jeffrey Koffman, 2.6%, and all executive officers and directors as a group, 32.4%.

(3) CSHC, Inc. is controlled by Charming Shoppes, Inc. of which Mr. Eric M. Specter, a director of the Company, is a Vice President and Chief Financial Officer. Mr. Specter disclaims beneficial ownership of these shares.

(4) Members of Mr. Rosenberg's immediate family own 218,000 additional shares of Common Stock. Mr. Rosenberg, a director of the Company, disclaims beneficial ownership of such shares.

(5) Members of the Koffman family or entities controlled by the Koffman family own an additional aggregate 582,331 shares of Common Stock. Mr. Jeffrey Koffman, a director of the Company, disclaims beneficial interest in these shares.

(6) Messrs. Pistner and Specter, directors of the Company, and Mr. Kelleher, an executive officer of the Company do not beneficially own shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between December 1993 and January 1996, the Company maintained its executive offices in approximately 1,100 square feet of office space located at 7700 West Camino Real, Suite 222, Boca Raton, Florida 33431. The Company leased this space from an unaffiliated third party for approximately $1,260 per month. In January 1994, an affiliate of the Company ("FHM") agreed to sublease from the Company approximately one half of such office space for approximately $630 per month. Upon consummation of the Merger, the Company assigned to FHM, and FHM assumed, the Company's obligations under the lease.

         Mr. Jeffrey Koffman, a director of the Company, acted as a consultant to the Company for which he was paid $4,166 per month from June 1, 1995 until May 31, 1996. Rosenberg, Reisman & Stein, a law firm of which Donald S. Rosenberg, a director of the Company, is a partner, has represented the Company in certain legal matters for which he was paid $54,829 from May 31, 1995, to December 31, 1995. From December 31, 1995, to January 27, 1996, Rosenberg, Reisman & Stein has been paid $2,053. Rosenberg, Reisman & Stein may continue to provide legal services to the Company in the future.

         The Company purchases merchandise from apparel manufacturers owned by members of the Koffman family. These purchases amounted to $36,882 for the eight months ended January 27, 1996.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)   Financial Statements
                  Report of Management                                F-1
                  Independent Auditors' Report                        F-2
                  Consolidated Balance Sheet                          F-4
                  Consolidated Statement of Operations                F-5
                  Consolidated Statement of Stockholders' Equity      F-6
                  Consolidated Statement of Cash Flows                F-7
                  Notes to Consolidated Financial Statements          F-8

                  The registrant is not required to file supplemental schedules to its consolidated financial statements.

         (b)      Exhibits
         (c)      Reports on Form 8-K.
                  The Company filed a current report on Form 8-K dated January 8, 1996, relating to the Merger, a change in certifying accountants and the change in the Company's fiscal year end.

                  The Company filed a current report on Form 8-K dated May 31, 1996, relating to the settlement of its litigation against Woolworth Corporation and Kinney Shoe Corporation.

                  The Company filed a current report on Form 8-K dated September 6, 1996, relating to the engagement letter with a financial advisor and placement agent with respect to a proposed $10 million to $15 million private placement of the Company's securities.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KIDS MART, INC.



                                                    By /s/ BERNARD TESSLER
                                                       -----------------------
                                                       Bernard Tessler,
                                                       Chief Executive Officer

                                                       Date:  September 16, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                    Title                            Date
- ---------------------------------------   ----------------------------------------   ------------------


       /s/ BERNARD TESSLER                Chairman, Chief Executive Officer,         September 16, 1996
- ---------------------------------------   and Director
           Bernard Tessler



      /s/ ROBERT S. KELLEHER              Vice President, Chief Operating Officer,   September 16, 1996
- ---------------------------------------   and Chief Financial Officer
          Robert S. Kelleher



       /s/ JEFFREY KOFFMAN                Director                                   September 16, 1996
- ---------------------------------------
           Jeffrey Koffman



      /s/ STEPHEN L. PISTNER              Director                                   September 16, 1996
- ---------------------------------------
          Stephen L. Pistner



       /s/ ERIC M. SPECTER                Director                                   September 16, 1996
- ---------------------------------------
           Eric M. Specter



     /s/ DONALD S. ROSENBERG               Director                                   September 16, 1996
- ---------------------------------------
         Donald S. Rosenberg

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                                 Numbered
Number            Description of Exhibit                                    Page
- ------            ----------------------                                    ----
2.1       Agreement and Plan of Merger and Reorganization dated
          May 31 1995, by and between the Company and LFS
          Acquisition Corp. (incorporated by reference to Exhibit
          A-1 to the Company's Proxy Statement dated December 14,
          1995).

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form SB-2, File No.
          33-63736-A, filed with the Securities and Exchange
          Commission on July 2, 1993).

3.2       Amended and Restated Articles of Incorporation of the
          Company (incorporated by reference to Exhibit C-1 to the Company's Proxy Statement dated December 14, 1995).

3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
          Form SB-2, File No. 33-63736-A, filed with the
          Securities and Exchange Commission on July 2, 1993).

9         Stockholders' Agreement, dated May 30, 1995, among LFS
          Acquisition Corp., Bernard Tessler, Sentani Trading
          Ltd., Jeffrey Koffman, Allison Koffman, Jack Koffman,
          Janice Payson, Barbara Koffman, Tech Aerofoam, Inc.,
          David Koffman, Ruthanne Koffman, Whitehorn, Inc.,
          Financo, Inc. and Marvin Traub (incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
          1995).

10.1 1995 Stock Option Plan of the Company (incorporated by reference to Exhibit B-1 to the Company's Proxy
          Statement dated December 14, 1995).

10.2      Employment Agreement between LFS Acquisition Corp. and
          Bernard Tessler dated May 31, 1995, (incorporated by reference to Exhibit 10.2 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended
          December 31, 1995).

10.3      Transitional Services Agreement between LFS Acquisition
          Corp. and Woolworth Corporation dated as of May 31,
          1995 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.4      Settlement Agreement between LFS Acquisition Corp. and
          Woolworth Corporation and Kinney Shoe Corporation dated as of May 30, 1996.

10.5      Loan and Security Agreement by and between LFS
          Acquisition Corp. and Foothill Capital Corporation dated as of May 31, 1995, and amendments thereto.

10.6      Sale/leaseback agreement between Kids Mart, Inc. and
          Computer Sales International, Inc. dated as of July 24,
          1996.

10.7      Agreement between Kids Mart, Inc. and Be Bop Clothing, Inc.
          dated September 11, 1996.

10.8 Exchange Agreement and Investment representation Agreement between Kids Mart, Inc. and Be Bop Clothing, Inc. dated
          September 11, 1996.

27        Financial Data Schedule

REPORT OF MANAGEMENT

The management of the Company is responsible for the preparation, integrity, and objectivity of the data included in this report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements are audited by independent auditors, through the application of generally accepted auditing standards.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded against loss, that the financial records reflect fairly the transactions of the Company, and that established policies and procedures are followed. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls must be related to the benefits derived.

The Audit Committee, composed of two members of the Company's Board of Directors who are not employees of the Company, meet with representatives of management and the independent auditors to monitor the functioning of the accounting and control systems, and to review the results of auditing activities. The Audit Committee also recommends independent auditors for appointment by the Board. The independent auditors have full and free access to the Audit Committee.



/s/ BERNARD TESSLER                                 /s/ ROBERT S. KELLEHER
- ------------------------                            ---------------------------
Bernard Tessler                                     Robert S. Kelleher
Chairman, President and                             Vice President,
Chief Executive Officer                             Chief Operating Officer and
                                                    Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Kids Mart, Inc.:


We have audited the accompanying consolidated balance sheet of Kids Mart, Inc. (the "Company") and subsidiaries as of January 27, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the eight months ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 of the notes to the consolidated financial statements, on January 3, 1996, the Company consummated a transaction to acquire substantially all the assets and assume all the liabilities of LFS Acquisition Corp. ("LFS"). After the acquisition, the original stockholders of LFS hold approximately 54% of the voting power of the Company stock. The acquisition has been accounted for as a reverse acquisition of the Company by LFS.

As discussed in Note 3 of the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed of," as of January 27, 1996.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 27, 1996, and the results of their operations and their cash flows for the eight months ended January 27, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Deloitte & Touche LLP


Los Angeles, California
June 17, 1996 (July 24, 1996, September 11, 1996, and September 13, 1996 as to paragraph one, two, and three, respectively, of Note 15)

KIDS MART, INC.

CONSOLIDATED BALANCE SHEET
JANUARY 27, 1996
(In thousands, except share and par value amounts)

ASSETS (NOTE 8)
CURRENT ASSETS:
  Cash                                                                                    $   502
  Receivable from Woolworth Corporation (Note 2)                                            1,670
  Merchandise inventories (Note 4)                                                         17,144
  Prepaid expenses and other current assets                                                 1,888
                                                                                          -------
          Total current assets                                                             21,204

Property and equipment, net (Note 5)                                                        6,106
Deferred financing costs, net of accumulated amortization of $85                              299
                                                                                          -------
          Total                                                                           $27,609
                                                                                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under credit facility (Note 8)                                               $ 8,849
  Accounts payable                                                                          5,562
  Accrued expenses and other current liabilities (Note 7)                                   4,546
  Deferred revenue                                                                          1,237
                                                                                          -------
          Total current liabilities                                                        20,194
                                                                                          -------
Deferred rent                                                                                 278
                                                                                          -------
Redeemable common stock (Note 9)                                                               50
                                                                                          -------
Commitments and contingencies (Notes 8, 12, 14 and 15)

STOCKHOLDERS' EQUITY (Notes 10, 14, and 15):
  Preferred stock, par value $.0001 per share; 100,000,000 shares authorized;
      1,000,000 issued and outstanding; liquidation preference of $10,000,000
  Common stock, $.0001 par value; 100,000,000 shares authorized;
      4,943,000 shares issued and outstanding
  Additional paid-in capital                                                               12,783
  Accumulated deficit                                                                      (5,696)
                                                                                          -------
          Total stockholders' equity                                                        7,087
                                                                                          -------
          Total                                                                           $27,609
                                                                                          =======



                 See accompanying notes to consolidated financial statements.

KIDS MART, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
EIGHT MONTHS ENDED JANUARY 27, 1996
(In thousands, except per share amounts)


Net sales                                                       $87,698
Cost of sales                                                    53,296
                                                                -------
Gross profit                                                     34,402

Selling, general and administrative expenses (Note 13)           36,128
Goodwill impairment  (Note 2)                                       979
Depreciation and amortization                                     1,507
                                                                -------
Loss from operations                                             (4,212)
Interest expense  (Notes 6, 8 and 13)                             1,484
                                                                -------
NET LOSS                                                        $(5,696)
                                                                =======
PER SHARE DATA:
   Average shares outstanding                                     4,943
                                                                =======
   Net loss per common share                                     $(1.15)
                                                                =======
   Dividends per common share                                      None
                                                                =======


See accompanying notes to consolidated financial statements.

                 KIDS MART, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 EIGHT MONTHS ENDED JANUARY 27, 1996
                 (In thousands, except for number of shares)


                                                                                  CLASS A                 CLASS B
                                                       COMMON STOCK           PREFERRED STOCK          PREFERRED STOCK
                                                   -------------------       -----------------       ------------------
                                                     SHARES     AMOUNT       SHARES     AMOUNT        SHARES     AMOUNT
BALANCE, MAY 31, 1995                              1,400,626     $ 14          81.7      $  -        854,560      $  9


  Issuance of Series B preferred stock                                                               320,000         3


  Redemption of Series A preferred stock                                      (81.7)

  Exercise of Warrants C (Note 10)                   102,814        1

  Acquisition of Frost Hanna Acquisition
    Group, Inc. (Note 2)                           3,439,560      (15)                            (1,174,560)      (12)

  Issuance of  Series A nonvoting Convertible
    Preferred Stock (Notes 2 and 10)


  Net loss
                                                   ---------     ----         -----       ----    ----------      ----
 BALANCE, JANUARY 27, 1996                         4,943,000     $  -             -       $  -             -      $  -
                                                   =========     ====         =====       ====    ==========      ====


                                                        SERIES A
                                                     PREFERRED STOCK          ADDITIONAL
                                                  ---------------------        PAID-IN        ACCUMULATED
                                                   SHARES        AMOUNT        CAPITAL          DEFICIT         TOTAL
BALANCE, MAY 31, 1995                                                          $ 2,977                         $ 3,000


  Issuance of Series B preferred stock                                             817                             820


  Redemption of Series A preferred stock                                          (820)                           (820)

  Exercise of Warrants C (Note 10)                                                 616                             617

  Acquisition of Frost Hanna Acquisition
    Group, Inc. (Note 2)                                                         5,693                           5,666

  Issuance of  Series A nonvoting Convertible
    Preferred Stock (Notes 2 and 10)               1,000,000      $  -           3,500                           3,500


  Net loss                                                                                      $(5,696)        (5,696)
                                                   ---------      ----         -------          -------        -------
 BALANCE, JANUARY 27, 1996                         1,000,000      $  -         $12,783          $(5,696)       $ 7,087
                                                   =========      ====         =======          =======        =======



See accompanying notes to consolidated financial statements.

KIDS MART, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
EIGHT MONTHS ENDED JANUARY 27, 1996
(In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                                  $(5,696)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Goodwill impairment                                                                                         979
    Depreciation and amortization                                                                             1,592

    Changes in operating assets and liabilities, net of effect of acquisition of Frost Hanna
      Acquisition Group, Inc.:
      Receivable from Woolworth Corporation                                                                   4,130
      Merchandise inventories                                                                                (3,907)
      Prepaid expenses and other current assets                                                              (1,211)
      Accounts payable                                                                                         (859)
      Accrued expenses and other current liabilities                                                          2,154
      Deferred revenue                                                                                         (536)
      Deferred rent                                                                                             278
                                                                                                            -------
          Net cash used in operating activities                                                              (3,076)
                                                                                                            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                         (1,166)
  Net cash acquired in acquisition of Frost Hanna Acquisition Group, Inc.                                     6,199
                                                                                                            -------

          Net cash provided by investing activities                                                           5,033
                                                                                                            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit facility                                                                        2,740
  Net proceeds from issuance of Class B preferred stock                                                         820
  Redemption of Class A preferred stock                                                                        (820)
  Transaction fees incurred in acquisition of Frost Hanna Acquisition Group, Inc.                              (562)
  Increase in deferred financing costs                                                                          (60)
  Exercise of Warrant C  (Note 10)                                                                              617
  Repayment of bridge loans                                                                                  (4,250)
                                                                                                            -------
          Net cash used in financing activities                                                              (1,515)
                                                                                                            -------
NET INCREASE IN CASH                                                                                            442

CASH, BEGINNING OF PERIOD                                                                                        60
                                                                                                            -------
CASH, END OF PERIOD                                                                                         $   502
                                                                                                            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                                             $ 1,405
  Income taxes paid                                                                                         $     -


                 See accompanying notes to consolidated financial statements.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the eight months ended January 27, 1996, Kids Mart, Inc. incurred net losses of $5,696. Additionally, subsequent to January 27, 1996, Kids Mart, Inc. continued to experience operating losses and anticipates violation with certain other covenants during the remainder of fiscal 1996
         (see Note 8).  These factors among others may indicate that Kids
         Mart, Inc. will be unable to continue as a going concern for a reasonable period of time.

         In response to these conditions, Kids Mart, Inc. has taken steps to reduce expenses and increase liquidity. Kids Mart, Inc. has, among other things, increased the percentage of higher margin private label merchandise and closed 37 stores during the eight months ended January 27, 1996. In addition, subsequent to January 27, 1996, Kids Mart, Inc. closed 17 stores, reduced its work force, renegotiated certain of its store leases, entered into a sale/leaseback transaction (see Note 15), entered into an agreement with a vendor to convert amounts payable to this vendor to common stock (see Note 15), implemented a store closure plan (the "Store Closure Plan") whereby it identified approximately 100 stores for closure (see Note 15), is renegotiating its loan covenants with its lender (see Note 8), and is exploring various interim and permanent financing opportunities with two financial advisors.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Kids Mart, Inc. be unable to continue as a going concern. Kids Mart, Inc.'s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully negotiate its loan covenants with its lender and payments terms with its vendors and landlords, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations.
         Management is continuing its efforts to obtain additional funds so that Kids Mart, Inc. can meet its obligations and sustain operations (see Note 15).

2.       ORGANIZATION OF THE BUSINESS

         On January 3, 1996, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated May 31, 1995, FH Sub Delaware, Inc., a Delaware corporation and wholly owned subsidiary of Frost Hanna Acquisition Group, Inc., a Florida corporation in the development stage, ("FH") merged with and into LFS Acquisition Corp. ("LFS") (the "Merger"). As a result of the Merger, LFS became a wholly owned subsidiary of FH. In exchange, FH issued an aggregate of 2,678,000 shares (the "Shares") of its common stock to the owners of all the issued and outstanding shares of capital stock of LFS. The Shares constituted approximately 54% of the outstanding shares of common stock of FH without giving effect to the issuance of 1,204,300 shares of FH's common stock issuable upon the exercise of certain warrants held by a) the underwriter of FH's initial public offering (110,000 shares) and b) the initial LFS investors (1,094,300 shares) (see Note 10). Assuming full exercise of all of the outstanding warrants to purchase shares of FH's common stock, the former LFS security holders would own approximately 61.4% of the outstanding shares of FH's common stock. Since the former LFS investors would own the controlling interest of FH's common stock, the Merger has been accounted for as a "reverse acquisition" as if LFS recapitalized its ownership interest and then acquired FH under the purchase method of accounting by the issuance of 2,265,000 shares of its common stock (the "FH Shares"). The FH Shares were valued at $6,199 which represented the estimated fair market value of FH's net assets acquired at the date of the Merger. Under such a transaction, LFS is the "accounting acquirer" and FH is the "legal acquirer". Because LFS is the "accounting acquirer", the consolidated financial statements presented are those of LFS, not FH.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


         FH was formed on April 2, 1993 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination with an acquired business and completed a public offering of 1,265,000 shares of its common stock in September 1993. Through January 3, 1996, FH was in the development stage. The operating results reflected in the accompanying consolidated financial statements do not include FH's operating activities prior to January 3, 1996, the date of the Merger, as the amounts are not significant.

         Concurrent with the Merger, FH changed its fiscal year from the year ending December 31 to the 52/53-week period ending on the Saturday nearest January 31 and changed its name to Little Folks Shops, Inc. On January 23, 1996, the name was changed to Kids Mart, Inc. (the "Company").

         LFS, a Delaware corporation, (hereafter, also referred to as the Company), was formed on May 26, 1995 for the purpose of acquiring the Holtzman's Little Folk Shop, Inc. ("Holtzman's") business from Woolworth Corporation ("Woolworth"). On May 31, 1995 the Company acquired all the outstanding shares of capital stock of Holtzman's from Woolworth and certain of Holtzman's operating assets and liabilities from Kinney Shoe Corporation, a wholly owned subsidiary of Woolworth ("Kinney") (the "Acquisition"). Prior to this transaction, Holtzman's had transferred certain of its assets and liabilities to Kinney. The preliminary purchase price of the Acquisition was $22,820 ($20,970 to Woolworth plus $1,850 in transaction fees) and included $11,670 in cash (of which $1,670 was placed into an escrow account) and $9,300 in current and long-term debt. This purchase price, excluding transaction fees, increased from an originally agreed upon estimated purchase price of $16,670 due to opening balance sheet adjustments of approximately $4,300 (principally inventory, other assets and accrued liabilities). The purchase price was subject to adjustment based on the final book value of Holtzman's at May 31, 1995, as defined.

         Subsequent to the Acquisition, disagreements arose between the Company and Woolworth regarding the determination of the final purchase price of Holtzman's net assets at May 31, 1995. Such disagreements resulted in the filing of a complaint by the Company against Woolworth and Kinney with Woolworth filing a counter complaint. On May 30, 1996, the Company and Woolworth and Kinney reached a settlement under a Mutual Release and Settlement Agreement (the "Settlement Agreement") whereby Woolworth agreed to 1) release the cash of $1,670 held in escrow to the Company, 2) cancel the $9,300 of debt incurred in connection with the Acquisition and also cancel approximately $4,415 of other amounts paid by Woolworth on behalf of the Company during the eight months ended January 27, 1996. In exchange, the Company issued 1,000,000 shares of its Series A convertible nonvoting preferred stock to Woolworth (see Note 10). These shares were valued at $3,500, which represented their fair market value at the date of issuance.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


         The Company has accounted for the Acquisition under the purchase method of accounting and, accordingly, recorded the assets and liabilities acquired at their fair values. The excess purchase price over net assets acquired is computed as follows:


                 Purchase price:
                   Cash paid by the Company, net of canceled advances of $4,415                                $ 5,585
                   Issuance of 1,000,000 shares of Series A convertible preferred stock                          3,500
                   Fees incurred in connection with the Acquisition                                              2,039
                                                                                                               -------
                           Total                                                                                11,124
                                                                                                               -------
                 Fair value of net assets acquired:
                   Current assets                                                                               13,610
                   Property and equipment                                                                        6,413
                   Liabilities                                                                                  (9,912)
                                                                                                               -------
                           Total                                                                                10,111
                                                                                                               -------
                 Excess of purchase price over net assets acquired                                             $ 1,013
                                                                                                               =======





3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - The Company, a retailer of infant and children apparel and toys, operates 296 stores in 20 states.

         Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Fiscal Year - The Company's fiscal year is the 52/53-week period ending on the Saturday nearest January 31.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Merchandise Inventories - Merchandise inventories consist principally of finished goods purchased from domestic and foreign vendors. Inventories are carried at the lower of cost (determined by the retail inventory method), or market. Certain costs of buying, warehousing and distribution are included in inventory.

         Property and Equipment - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their useful lives or the related lease terms. Useful lives range from three to ten years.

         Deferred Financing Costs - Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreement.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


         Excess of Purchase Price Over Net Assets Acquired - Excess purchase price over net assets acquired is amortized over its estimated useful life of 20 years. Amortization expense during the eight months ended January 27, 1996, amounted to $34 (see Impairment of Long-Lived Assets, below).

         Deferred Revenue - The Company offers for sale a preferred customer card which entitles the holder to a one-year 10% discount from the retail price of its regularly priced merchandise. The proceeds from card sales, net of related direct costs, are amortized into income over a 12-month period.

         Deferred Rent - Leases with free rent periods and/or scheduled specific rent increases are recognized on a straight-line basis over the lease term.

         Income Taxes - Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, based on the income tax rates expected to be in effect when the temporary differences are expected to reverse.

         Net Loss per Common Share - Net loss per common share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents represent shares issuable upon assumed exercise of warrants and conversion of preferred stock, which would have a dilutive effect when there are earnings.

         Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which the Company is required to adopt effective with the fiscal year beginning January 28, 1996. SFAS No. 121 standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The Company elected early adoption of SFAS No. 121 and, accordingly, wrote off the value of the excess purchase price over net assets acquired amounting to $979 at January 27, 1996, based on the projections of future cash flow.

         Accounting for Stock-Based Compensation - The Company currently accounts for its stock-based compensation plans using the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue using APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will include the necessary disclosures in its 1996 consolidated financial statements. As the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, SFAS No. 123 will not have an impact on the Company's consolidated financial statements.

         Fair Value of Financial Instruments - The carrying value of financial assets and liabilities approximates fair value due to the short maturity of these items. The carrying amount of debt issued pursuant to the Company's credit facility approximates fair value because the interest rate changes with market interest rates.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


4.       MERCHANDISE INVENTORIES

         At January 27, 1996, the Company recorded a $1,164 markdown reserve in connection with the reduction of merchandise retail prices subsequent to January 27, 1996. In the opinion of management, this charge was necessary to clear various categories of aged inventories and provide space for fresh and more competitive merchandise.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at January 27, 1996 consist of the following:


                 Furniture, fixtures and equipment                                                       $5,212
                 Leasehold improvements                                                                   2,367
                                                                                                         ------
                     Total                                                                                7,579
                     Less accumulated depreciation and amortization                                       1,473
                                                                                                         ------
                 Property and equipment, net                                                             $6,106
                                                                                                         ======





6.       BRIDGE LOANS

         In connection with the Acquisition (see Note 2), the Company obtained an aggregate of $4,250 of 10% bridge loans from a group of private lenders, as well as Woolworth. The bridge loans were repaid on January 3, 1996. In consideration for providing the bridge loans, each of the lenders, with the exception of Woolworth, was granted one warrant to purchase a share of common stock of the Company for a purchase price of $6.00 per share for each $5.00 of bridge loans made (see Note 10).

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at January 27, 1996:



                 Accrued payroll and related expenses          $1,114
                 Accrued advertising expenses                     810
                 Accrued sales taxes                              603
                 Other accrued expenses                         2,019
                                                               ------
                      Total                                    $4,546
                                                               ======





8.       CREDIT FACILITY

         The Company has a credit facility with a financial institution under which $20,000 is available for working capital advances and $10,000 is available for the issuance of letters of credit. Aggregate borrowings are limited to the lesser of $20,000 or specified percentages of eligible merchandise inventories, as defined. At January 27, 1996, the Company had outstanding revolving advances of $8,849 and letters of credit of $4,893. Additional borrowings available under the facility amounted to $1,148 at January 27, 1996.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


         Advances under the credit facility, which bear interest at a reference rate plus 2% (9.75% at January 27, 1996), are collateralized by substantially all the assets of the Company. The credit facility shall continue in effect until May 31, 1998, at which time it can automatically be renewed for successive one-year periods thereafter, unless sooner terminated pursuant to the terms of the agreement. On April 15, 1996 and June 10, 1996, the credit facility was amended to modify certain of its covenants, extend its term to May 31, 1999 and grant the Company $2,000 of additional borrowings available from June 10, 1996 to February 15, 1997. In exchange, warrants to purchase 100,000 shares of the Company's common stock were issued to the financial institution on June 14, 1996 (see "Financial Institution Warrants" at Note 10). Loan covenants in connection with the credit facility include the maintenance of certain financial ratios and other restrictions, including the Company's successful completion of a private placement of the Company's securities by September 30, 1996, or successfully raising at least $2,000 in subordinated debt or common stock equity by that date. At January 27, 1996, the Company was in violation of one of these covenants, and anticipates violation with certain other covenants during the remainder of fiscal 1996, and accordingly, has reclassified the amounts due under the credit facility as of January 27, 1996 to a current liability. The Company is currently in negotiations with the financial institution to waive or amend these covenants.

9.       REDEEMABLE COMMON STOCK

         In connection with the Merger Agreement (see Note 2), certain public stockholders of FH representing 9,900 shares of the Company's common stock, voted against the Merger. Accordingly, as required per an agreement with these stockholders to redeem their common stock shares held, the Company reclassified the redemption value of 9,900 shares, which voted against the Merger, to "redeemable common stock" in the accompanying consolidated balance sheet. However, to the Company's knowledge, none of these stockholders took the steps needed to exercise the redemption rights and, therefore the Company may not have any obligation to redeem these shares

10.      STOCKHOLDERS' EQUITY

         PREFERRED STOCK - The Company has authorized the issuance of 100,000,000 shares of $.0001 par value preferred stock, including 1,000,000 shares of $.0001 par value Series A Convertible Preferred Stock (the "Convertible Preferred Stock"). In connection with the Settlement Agreement, the Company issued all shares of the Convertible Preferred Stock to Woolworth (see Note 2). The Convertible Preferred Stock have a liquidation preference of $10.00 per share and are redeemable, at the Company's option, at a redemption price of $10.00 per share. Each share is convertible into one share of common stock subject to adjustment for dilution. The Convertible Preferred Stock are nonvoting. However, their holders can vote, as a single class, to approve certain modifications to among other things, the Articles of Incorporation.

         Upon the declaration of dividends to common stockholders, the Company is required to declare dividends on the Convertible Preferred Stock in an amount equal to the per share amount distributable with respect to the number of shares of common stock into which such shares of Convertible Preferred Stock is convertible on the common stockholder dividend declaration date.

         WARRANTS - The Company has the following warrants outstanding at January 27, 1996 related to the issuance of common stock:

                 Underwriter's Warrant - In connection with FH's initial public offering in September 1993, FH sold to the managing underwriter for $.1, warrants to purchase 110,000 shares of common stock at $6.60 per share.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


                 The right to exercise these warrants is for the four-year period commencing on September 2, 1994. These warrants are not redeemable.

                 Warrant A - Represents the aggregate right to purchase 494,300 shares of common stock (including the right to purchase 35,590 shares as exercised under Warrant C) at $6.00 per share. The right to exercise these warrants is for the five-year period that begins at the earlier of a) the first fiscal year reflecting net income of at least $.75 per share (undiluted) or
                 b) December 31, 2004.

                 Warrant B - Represents the aggregate right to purchase 600,000 shares of common stock at $6.00 per share. These warrants expire on May 31, 2000.

                 Financial Institution Warrant - In connection with the amendment of the credit facility (see Note 8), the Company issued to the financial institution warrants to purchase 100,000 shares of common stock at $6.00 per share. These warrants expire on June 14, 2001.

         Prior to the merger, LFS had certain warrants outstanding (Warrant C) which represented the right to purchase for $1.00 at a time immediately preceding the consummation of the Merger (i) 102,814 shares of common stock of the Company, and (ii) such Warrant A securities representing the right to purchase 35,590 (see Warrant A above) shares of common stock. In connection with the exercise of Warrant C on January 2, 1996, the Company issued 102,814 shares of LFS common stock and recorded compensation expense of $617 representing the difference between the market price of $6.00 per share and the exercise price of $1.00 for Warrant.

11.      INCOME TAXES

         At January 27, 1996, deferred tax assets and liabilities were comprised of the following:


                                                              CURRENT          NONCURRENT           TOTAL
                 Deferred tax assets:
                    Net operating loss carryforwards                            $ 1,640            $ 1,640
                    Deferred revenue                          $  495                                   495
                    Inventory capitalization                     400                                   400
                    Other                                        393                                   393
                                                              ------            -------            -------
                    Total                                      1,288              1,640              2,928

                 Deferred tax liability
                    Accelerated deductions                      (641)                                 (641)
                                                              ------            -------            -------
                    Net deferred tax assets                      647              1,640              2,287
                    Less:  valuation allowance                  (647)            (1,640)            (2,287)
                                                              ------            -------            -------
                 Net amount recorded                          $   -             $    -             $    -
                                                              ======            =======            =======





       The Company has recorded a valuation allowance to reduce the net deferred income asset to zero.

         The Company has federal net operating loss carryforwards available for income tax purposes of approximately $4,103 that expire in 2010.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


12.      COMMITMENTS AND CONTINGENCIES

         The Company has been notified that certain stores in California have materials containing asbestos. The asbestos material is generally in trace quantities, and no remediation is expected to be required on the understanding that such material is property secured.

         The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, the ultimate resolution of these matters would not have a material effect on the Company's consolidated financial statements.

         The Company has an employment agreement with its President that expires on May 31, 1999 and requires a yearly salary of $300.

         The Company has noncancelable operating leases, primarily for retail stores, that expire at various dates through 2004. These leases generally contain renewal options for periods ranging from one to three years and require the Company to pay costs such as real estate taxes, maintenance and/or additional rents based on a percentage of sales. Net rental expense for all operating leases during the eight months ended January 27, 1996 was $8,330.

         Future minimum lease payments under operating leases at January 27, 1996 are as follows:

                        YEAR ENDING
                          JANUARY
                             1997                                 $ 9,185
                             1998                                   7,548
                             1999                                   6,448
                             2000                                   5,153
                             2001                                   3,759
                             Thereafter                             3,375
                                                                  -------
                             Total                                $35,468
                                                                  =======


         On June 17, 1996, the Company entered into an operating lease agreement for a point-of-sale system. Under the provisions of this lease agreement, the Company is required to make monthly payments commencing with the first store installation and increasing to $62.3 based upon 282 stores. Monthly payments will be reduced in the event of store closures. The term of the agreement is five years.


13.    TRANSACTIONS WITH WOOLWORTH

       The Company receives information systems, accounting and administrative services from Woolworth pursuant to the terms of a transition service agreement (the "Service Agreement"). In return, the Company pays certain fees to Woolworth. These fees amounted to approximately $1,440 during the eight months ended January 27, 1996. The initial term of the Service Agreement expired on May 31, 1996. In connection with the Settlement Agreement (see Note 2), the Service Agreement was extended to September 28, 1996, at which time, the Service Agreement can continue on a month-to-month basis unless terminated by either party upon a 30-day notice. Interest expense paid to Woolworth in connection with debt incurred with the Acquisition (see Note 2) and the bridge loans (see
       Note 6) amounted to $372 during the eight months ended January 27, 1996.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED JANUARY 27, 1996
(Dollar amounts in thousands, except per share amounts)


14.      STOCK OPTION PLAN

         On January 3, 1996, the stockholders of the Company approved the 1995 Stock Option Plan (the "Plan"). Under the Plan, 600,000 shares of common stock have been reserved for issuance to eligible employees, directors, consultants and advisors, subject to certain limitations, as defined in the Plan. Incentive stock options may be granted at prices not less than 100% (110% for individuals controlling more than 10% of the Company's total combined capital stock) at the date of the grant, and expire within 10 years from the date of the grant (5 years for individuals controlling more than 10% of the Company's total combined capital stock). Nonstatutory stock options may be granted at prices not less than 100% of the fair market value at the date of the grant and expire within 10 years of the date the grant. The Plan provides for an automatic grant of nonstatutory stock options to acquire 2,000 shares of the Company's common stock to non-employee directors (other than designees of Woolworth) each year on the day following the Company's annual meeting of stockholders. No options were granted during the eight months ended January 27, 1996.

15.      SUBSEQUENT EVENTS

         On July 24, 1996, the Company entered into a sale/leaseback transaction whereby it sold certain equipment to a leasing company for $288. The Company leased back such equipment under an operating lease which provides for 24 monthly payments of $10 each. The Company issued a warrant to the leasing company to purchase 50,000 shares of the Company's common stock at $7.00 per share.

         On September 11, 1996, the Company entered into an agreement with a vendor whereby the vendor agreed to convert $650 of amounts due from the Company to 433,333 shares of common stock. In exchange, the Company agreed to use its best efforts to purchase annually a minimum of $10,000 of merchandise inventories, as defined, from the vendor.

         On September 13, 1996, the Company's Board of Directors approved the Store Closure Plan under which the Company will immediately reduce its workforce at its distribution center and administrative offices and close approximately 100 stores. The Company estimates that its lease termination costs, property and equipment write-off and other closing costs in connection with the Store Closure Plan will be approximately $5,366, which will be recorded as a charge to operations the third quarter ending October 26, 1996.


                                  * * * * * *