Form 10-Q/A
period 1996-04-27
KIDS MART INC
filed 1996-10-30
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended April 27, 1996. Commission File Number 0-21910

                                 KIDS MART, INC.
                   (F/K/A FROST HANNA ACQUISITION GROUP, INC.)

             (Exact name of registrant as specified in its charter)

FLORIDA                                                          65-0406710

(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

801 SENTOUS AVENUE, CITY OF INDUSTRY, CALIFORNIA                    91748

(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)            (818) 854-3166




           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                    Common Stock, par value $0.0001 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]


There were 4,943,000 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding as of October 22, 1996.

     The Registrant hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 1996 in its entirety as follows:

                                 KIDS MART, INC.
                                   FORM 10-Q/A
                                      INDEX


                                                                           PAGES
PART I.     FINANCIAL INFORMATION

            ITEM 1.  Financial Statements                                      1

            ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             7


PART II.    OTHER INFORMATION

            ITEM 1.  Legal Proceedings                                        13

            ITEM 2.  Changes in Securities                                    13

            ITEM 3.  Defaults Upon Senior Securities                          13

            ITEM 4.  Submission of Matters to a Vote of Security-Holders      13

            ITEM 5.  Other Information                                        14

            ITEM 6.  Exhibits and Reports on Form 8-K                         14

PART I
ITEM 1.  FINANCIAL STATEMENTS

KIDS MART, INC.

                                                                                   APRIL 27,     JANUARY 27,
CONSOLIDATED BALANCE SHEETS                                                          1996           1996
------------------------------------------------------------------------------------------------------------
(In thousands, except share and par value amounts)

ASSETS

CURRENT ASSETS:
  Cash                                                                              $ 1,335       $   502
  Receivable from Woolworth Corporation                                               1,670         1,670
  Merchandise inventories (Note 3)                                                   15,868        17,144
  Prepaid expenses and other current assets                                           1,569         1,888
                                                                                    -------       -------
          Total current assets                                                       20,442        21,204

Property and equipment, net                                                           6,585         6,106
Other assets, net                                                                       287           299
                                                                                    -------       -------
                                                                                    $27,314       $27,609
                                                                                    =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under credit facility                                                  $10,099       $ 8,849
  Accounts payable                                                                    7,455         5,562
  Accrued expenses and other current liabilities (Note 4)                             3,614         4,546
  Deferred revenue                                                                    1,359         1,237
                                                                                    -------       -------
          Total current liabilities                                                  22,527        20,194

Deferred rent                                                                           353           278
Redeemable common stock                                                                  50            50
                                                                                    -------       -------
           Total liabilities                                                         22,930        20,522

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.0001 per share; 100,000,000 shares authorized;
      1,000,000 issued and outstanding; liquidation preference of $10,000,000
  Common stock, $.0001 par value; 100,000,000 shares authorized;
      4,943,000 shares issued and outstanding
  Additional paid-in capital                                                         12,783        12,783
  Accumulated deficit                                                                (8,399)       (5,696)
                                                                                    -------       -------
          Total stockholders' equity                                                  4,384         7,087
                                                                                    -------       -------
                                                                                    $27,314       $27,609
                                                                                    =======       =======


See accompanying notes to consolidated financial statements.

                                 KIDS MART, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        APRIL 27,
QUARTER ENDED                                             1996
------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                               $ 26,403
Cost of sales                                             15,942
                                                        --------
Gross profit                                              10,461

   Selling, general and administrative expenses           12,200
   Depreciation and amortization                             546
                                                        --------
Loss from operations                                      (2,285)
   Interest expense                                          418
                                                        --------
NET LOSS                                                $ (2,703)
                                                        ========

PER SHARE DATA:
   Average shares outstanding                              4,943
                                                        ========
   Net loss per common share                            $  (0.55)
                                                        ========
   Dividends per common share                               None
                                                        ========


See accompanying notes to consolidated financial statements.

                                 KIDS MART, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   APRIL 27,
QUARTER ENDED                                                                        1996
---------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(2,703)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                       546
    Merchandise inventories markdown reserve                                           (539)
    Changes in operating assets and liabilities:
      Merchandise inventories                                                         1,815
      Prepaid expenses and other current assets                                         319
      Other assets                                                                      (20)
      Accounts payable                                                                1,893
      Accrued expenses and other current liabilities                                   (932)
      Deferred revenue                                                                  122
      Deferred rent                                                                      75
                                                                                    -------
          Net cash provided by operating activities                                     576
                                                                                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (993)
                                                                                    -------
          Net cash used in investing activities                                        (993)
                                                                                    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit facility                                                1,250
                                                                                    -------
          Net cash provided by financing activities                                   1,250
                                                                                    -------
NET INCREASE IN CASH                                                                    833
                                                                                    -------
CASH, BEGINNING OF PERIOD                                                               502
                                                                                    -------
CASH, END OF PERIOD                                                                 $ 1,335
                                                                                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                     $   405
  Income taxes paid                                                                 $    --


See accompanying notes to consolidated financial statements.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER ENDED APRIL 27, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF AND FOR THE EIGHT MONTHS ENDED JANUARY 27, 1996)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         References to the "Company" are to Kids Mart, Inc. on a consolidated basis. All significant intercompany transactions and balances have been eliminated. See notes to the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K as of and for the eight months ended January 27, 1996.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the quarter ended April 27, 1996, the Company incurred net losses of $2,703, and had a working capital deficiency of $2,085 as of April 27, 1996. Additionally, subsequent to April 27, 1996, the Company continued to experience operating losses and cash flow constraints. Net losses were $8,557 for the six months ended July 27, 1996. Current liabilities exceeded current assets by $7,883, and the Company had a stockholders' deficiency of $1,470 as of July 27, 1996. As of the date of this filing, the Company is in violation of certain covenants under its credit facility (see Note 5). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         In response to these conditions, the Company has taken steps to reduce expenses and increase liquidity. The Company has, among other things, increased the percentage of higher margin private label merchandise and closed 37 stores during the eight months ended January 27, 1996. In addition, subsequent to April 27, 1996, the Company closed 17 stores, reduced its work force, renegotiated certain of its store leases, entered into a sale/leaseback transaction (see Note 5), entered into an agreement with a vendor to convert amounts payable to this vendor to common stock (see Note 5), implemented a store closure plan (the "Store Closure Plan") whereby it closed 97 stores (see Note 5), is renegotiating its loan covenants with its lender, and is exploring various interim and permanent financing opportunities with several financial advisors.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully negotiate its loan covenants with its lender and payment terms with its vendors and landlords, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations (see Note 5).

2.       SUMMARY OF ACCOUNTING POLICIES

         The Company is a retailer of children's apparel. It operated a chain of 296 specialty children's apparel stores in 20 states as of April 27, 1996. See Note 5 for information regarding the closure of 97 of the Company's stores during the third quarter of fiscal year 1996.
         The Company's fiscal year is the 52/53-week period ending on the Saturday nearest January 31.

         The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for commercial and industrial companies, and predominant retail industry practice. The interim period consolidated financial statements are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER ENDED APRIL 27, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF AND FOR THE EIGHT MONTHS ENDED JANUARY 27, 1996)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)


         liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. It is the opinion of Company management that all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations have been reflected therein.

         Consolidated statements of operations and cash flows for the quarter ended April 29, 1995, (the "Disputed Financial Statements") have not been reported. Preparation and delivery of the Disputed Financial Statements was an issue in the Company's dispute with Woolworth described in "Part II. Item 1. Legal Proceedings."

         Currently, Woolworth is preparing and its certified public accountants, KPMG Peat Marwick, LLP, are auditing the Disputed Financial Statements, which have not been completed as of the date of this filing. When the Company receives the Disputed Financial Statements from Woolworth, the Company intends to include them in an amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.

         Prior period amounts have been restated to conform to current period presentation.

3.       MERCHANDISE INVENTORIES

         Merchandise inventories included markdown reserves of $625 and $1,164 as of April 27, 1996, and January 27, 1996, respectively.

4.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consisted of the following as of the dates indicated:

                                               April 27,   January 27,
                                                  1996         1996
         -------------------------------------------------------------
         (In thousands)
         Accrued payroll and related expenses   $1,360       $1,114
         Accrued advertising expenses              706          810
         Accrued sales tax                         695          603
         Other accrued expenses                    853        2,019
         -------------------------------------------------------------
                Total                           $3,614       $4,546
         =============================================================

5.       SUBSEQUENT EVENTS

         On July 24, 1996, the Company entered into a sale/leaseback transaction whereby it sold certain equipment to a leasing company for $288. The Company leased back such equipment under an operating lease which provides for 24 monthly payments of $14 each. The Company issued a warrant to the leasing company to purchase 50,000 shares of the Company's common stock at $7.00 per share.

         On September 11, 1996, the Company entered into an agreement with a vendor whereby the vendor agreed to convert $650 of amounts due from the Company to 433,333 shares of common stock. In exchange, the Company agreed to use its best efforts to purchase annually a minimum of $10,000 of merchandise inventories, as defined, from the vendor.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER ENDED APRIL 27, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF AND FOR THE EIGHT MONTHS ENDED JANUARY 27, 1996)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)



         On September 17, 1996, the Company implemented the Store Closure Plan under which the Company reduced its workforce at its distribution center and administrative offices and closed 97 stores. The Company recorded $5,366 for lease termination costs, property and equipment write-off and other closing costs in connection with the Store Closure Plan as a charge to operations during the third quarter ending October 26, 1996.

         On September 30, 1996, the Company was in violation of its amended credit facility, for failing to have arranged $2,000 of interim financing or substantially completed a private placement of the Company's securities by that date. Subsequent to September 30, 1996, the Company is in violation of certain other covenants. The Company's lender has not declared the Company in default, and has cooperated with management while the Company continues to pursue interim and permanent financing.


                                    * * * * *

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

PRIVATE SECURITIES LITIGATION REFORM ACT. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "Part II. Item 5. Other Information -- Private Securities Litigation Reform Act."

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarter ended April 27, 1996. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the eight months ended January 27, 1996.

The Company reported a net loss of $2.7 million on net sales of $26.4 million for the quarter ended April 27, 1996. The Company had a working capital deficiency of $2.1 million as of the quarter ended April 27, 1996.

The Company has continued to experience operating losses and cash flow constraints subsequent to April 27, 1996. Net losses were $8.6 million for the six months ended July 27, 1996. As of July 27, 1996, current liabilities exceeded current assets by $7.9 million, and the Company had a stockholders' deficiency of $1.5 million. The Company is in violation of certain of its loan covenants under its credit facility with Foothill Capital Corporation ("Foothill"), the Company's principal lender, and anticipates violation of other covenants for the remainder of fiscal year 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

In response to the Company's going concern issues, management implemented the Store Closure Plan during the third quarter of fiscal year 1996 whereby it closed 97 stores (the "Closed Stores") and reduced staff at its distribution center and administrative offices. The Store Closure Plan required, during the third quarter of fiscal year 1996, a charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. The Company received the consent of Foothill to the Store Closure Plan.

                               RECENT DEVELOPMENTS

CONTINUING LOSSES AND CASH FLOW CONSTRAINTS. The Company has experienced substantial losses and cash flow constraints since it purchased the Little Folks and Kids Mart business from Woolworth Corporation and Kinney Shoe Corporation (collectively, "Woolworth") in May 1995 (the "Acquisition"). No assurance can be given as to when, if ever, the Company will become profitable.

The Company has experienced difficulties in obtaining adequate credit support from its vendors. As a result, the Company has been required to operate on shortened payment terms, creating significant cash flow constraints. Through early May 1996, the Company had been able to obtain sufficient merchandise to satisfy its requirements. However from late May through the date of this filing, the Company has been unable to obtain adequate credit support to achieve its planned level of inventory purchases, which severely impacted its 1996 back-to-school season. The Company's failure to achieve adequate sales levels in the 1996 holiday season would have a material adverse effect on its business.

The Company's recurring losses, cash flow constraints, and loan covenant violations raise substantial doubt about its ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully renegotiate its loan covenants, to obtain additional financing or equity as may be required, and ultimately, to attain profitable operations. In the event that the Company is not successful in, among other things, arranging immediate interim financing such that it will be able to purchase inventory for the 1996 holiday season, arranging permanent financing for inventory purchases thereafter, and attaining credit support from its vendors, it will consider alternate means of continuing the business including further expense reductions, negotiations with landlords and vendors to reach agreement on delaying payments, closing additional stores, as well as any other options available to the Company. In the event the Company is unsuccessful in obtaining immediate interim financing for the 1996 holiday season, or if such financing is obtained but the required level of permanent financing is not obtained, the Company will consider the filing of a petition for reorganization under Chapter 11 of the Federal bankruptcy laws. See "--Liquidity and Capital Resources."

LITIGATION. Due to, among other things, significant cash flow constraints and implementation of the Store Closure Plan, the Company has been unable to make required payments to certain vendors and landlords. In response, certain of these vendors and landlords have sued the Company for such past due amounts. The Company does not dispute the nature of these claims and has recorded the liabilities in its consolidated financial statements. In many of the actions, the Company has held discussions with the vendors, landlords, or their attorneys to reach a mutually satisfactory resolution. While management believes that none of these claims, individually, is material, taken as a whole, the successful prosecution of these claims would have a material adverse effect on the Company's cash flow.

TRANSITIONAL SERVICES. In the past, Woolworth has provided the Company with information systems and accounting and administrative services pursuant to a transition service agreement (the "Service Agreement"). The term of the Service Agreement was originally through September 28, 1996 but automatically extended for successive one-month periods until terminated by either party upon 30 days written notice. Upon due notice by Woolworth, the agreement was terminated on October 26, 1996. Thereupon, the Company converted to its own information systems for merchandising and financial accounting. The Company and Woolworth are currently working on the final conversion issues. In accordance with the Service Agreement, Woolworth will continue to provide to the Company through the first quarter of fiscal year 1997, certain information services with respect to store point-of-sale systems and price data.

                               FINANCIAL CONDITION

The Company's working capital deficiency was $2.1 million as of April 27, 1996, as compared to working capital of $1.0 million as of January 27, 1996. Its current ratio and debt-to-equity ratio were 0.91 and 5.23, respectively, at April 27, 1996; and 1.05 and 2.90, respectively, at January 27, 1996. By July 27, 1996, the Company's working capital deficiency was $7.9 million, its current ratio and debt-to-equity ratio were 0.65 and (15.72), respectively.

The Company reported a receivable from Woolworth of approximately $1.7 million at April 27, 1996 and January 27, 1996, for cash placed in escrow at the closing of the Acquisition. This cash was released to the Company on May 31, 1996, in connection with the settlement of its dispute with Woolworth. See "Part II. Item
1. Legal Proceedings." Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheets as of April 27, 1996, and January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there would be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the quarter ended April 27, 1996, based upon management's belief that the possibility of such loss is remote.

Merchandise inventories decreased approximately $1.3 million or 7.4% from $17.1 million at January 27, 1996, to $15.9 million at April 27, 1996, due to the Company's efforts to bring inventory to planned levels and improve inventory turnover.

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

Property and equipment increased $0.5 million, net since January 27, 1996. The Company purchased approximately $1.0 million of property and equipment, including $0.6 million for software and computer equipment, $0.3 million for store leaseholds and equipment, and $0.1 million for office equipment. In July 1996, the Company entered into a sale/leaseback transaction whereby it sold certain leasing equipment to a leasing company for $0.3 million. See "--Recent Developments--Other Developments."

Accounts payable increased to $7.5 million at April 27, 1996, from $5.6 million at January 27, 1996. This increase was partly offset by a $0.9 million decrease in accrued expenses. Overall, accounts payable and accrued expenses increased approximately 9.5% since year end largely due to cash flow constraints. The Company is holding discussions with vendors to apprise them of the Company's financing strategies and to arrange payment terms to sustain operations while the Company arranges financing.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements are primarily related to the need to purchase and pay for inventory prior to its sale, lease payments for store rent, the costs associated with the computer system hardware and software installation, and the funding of normal operating expenses. The Company's cash requirements fluctuate based on the seasonality of its sales and the required build up of inventory in advance of peak sale periods. The Company funds its operations from retail sales; it does not offer its customers credit terms.

The Company is party to a revolving credit facility with Foothill for up to $20 million for working capital advances, of which as much as $10 million can be used for obligations under letters of credit. Aggregate borrowings are limited to the lesser of $20 million or specified percentages of eligible merchandise inventories, as defined. All loans made pursuant to the credit facility are secured by substantially all of the Company's assets and bear interest at a reference rate plus 2 percent. The credit facility expires on May 31, 1999, and can then be renewed for successive one-year periods unless terminated by either party pursuant to the terms of such agreement. The credit facility contains various restrictions concerning the Company's ability to assume additional indebtedness and specifies limits on capital expenditures. The credit facility also contains various covenants that require the Company to maintain certain minimum levels of working capital and tangible net worth, as defined, and to maintain certain minimum financial ratios, among others. As of the date of this filing, the Company is in violation of certain of these covenants.

During April and June 1996, the Company amended its revolving credit facility with Foothill. These amendments modified certain covenants, extended the term of the agreement from May 31, 1998 to May 31, 1999, and granted the Company additional borrowings for up to $2.0 million during the period from June 10, 1996 to February 15, 1997. The Company issued to Foothill warrants to purchase 100,000 shares of Common Stock at $6 per share as consideration for these amendments. In conjunction with arranging the overdraft facility, the Company's credit facility was amended to require the Company to raise at least $2.0 million in subordinated debt or common stock equity on or before September 30, 1996, or to have substantially completed a private placement of the Company's securities by that date. Although the Company has raised $0.9 million of the $2.0 million needed through the transactions discussed below, the Company is presently in violation of this covenant.

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

Foothill has cooperated with the Company to maintain the overdraft facility while management continues to pursue interim and permanent financing. However, there can be no assurance that Foothill will waive or amend the various covenants in which the Company is currently in violation, or that Foothill will not declare the Company in default under the credit facility and seek to exercise its remedies thereunder, including foreclosure of the Company's assets.

At April 27, 1996, the Company had drawn down approximately $10.1 million at 10.25% under the credit facility and had approximately $0.9 million of remaining availability. At October 22, 1996, the Company had $12.5 million outstanding under the credit facility, including $0.4 million of borrowings in excess of its $2.0 million overdraft facility. As of the date of this filing, the Company was in violation of certain performance-based covenants under its credit facility. The Company also anticipates other covenant violations during the remainder of fiscal year 1996.

The Company has experienced difficulties in obtaining adequate credit support from its vendors. As a result, the Company has been required to operate on shortened payment terms, creating significant cash flow constraints. Through early May 1996, the Company had been able to obtain sufficient merchandise to satisfy its requirements. However from late May through the date of this filing, the Company has been unable to obtain adequate credit support to achieve its planned level of inventory purchases, which severely impacted its 1996 back-to-school season. The Company's failure to achieve adequate sales levels in the 1996 holiday season would have a material adverse effect on its business.

In order to purchase inventory for the 1996 holiday season and thereafter, the Company requires immediate financing. Management has held discussions with financial advisors and potential investors with respect to immediate interim financing through short-term subordinated debt, equity investment, or debt restructuring. However, the Company has not yet consummated any transactions with respect to such interim financing, and accordingly, there can be no assurance that the Company can obtain such financing, that such financing would be timely, or that such financing, if obtained, would be sufficient to enable the Company to continue as a going concern for a reasonable period of time.

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

In the event that the Company is not successful in, among other things, arranging immediate interim financing such that it will be able to purchase inventory for the 1996 holiday season, arranging permanent financing for inventory purchases thereafter, and attaining credit support from its vendors, it will consider alternate means of continuing the business including further expense reductions, negotiations with landlords and vendors to reach agreement on delaying payments, closing additional stores, as well as any other options available to the Company. In the event the Company is unsuccessful in obtaining immediate interim financing for the 1996 holiday season, or if such financing is obtained, but the required level of permanent financing is not obtained, the Company will consider the filing of a petition for reorganization under Chapter 11 of the Federal bankruptcy laws.

                              RESULTS OF OPERATIONS

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its sales and operating results. A disproportionate amount of the Company's sales and operating results are realized during the months of November and December. The Company has also experienced periods of increased sales activity in early spring and early fall. Furthermore, sales and operating results are generally weakest during the second quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

The Company reported a net loss of $2.7 million on net sales of $26.4 million for the quarter ended April 27, 1996. The Company operated 296 stores at April 27, 1996.

The Company reported a net loss of $8.6 million on net sales of $47.4 million for the six months ended July 27, 1996. The Company operated 282 stores at July 27, 1996. After giving effect to the Store Closure Plan and other store closures, the Company operates 182 stores.

Selling, general and administrative expenses were $12.2 million for the quarter ended April 27, 1996. Selling, general and administrative expenses were $24.5 million, for the six months ended July 27, 1996.

Depreciation and amortization was $0.5 million for the quarter ended April 27, 1996. Depreciation and amortization was $1.0 million for the six months ended July 27, 1996.

Interest expense was $0.4 million for the quarter ended April 27, 1996. Interest expense was $0.8 million for the six months ended July 27, 1996.

In response to the Company's going concern issues, management implemented the Store Closure Plan during the third quarter of fiscal year 1996 whereby it closed 97 stores and reduced staff at its distribution center and administrative offices. The Store Closure Plan required, during the third quarter of fiscal year 1996, a charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. The Company received the consent of Foothill, the Company's principal lender, to the Store Closure Plan. See "--Recent Developments --Store Closure Plan."

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

The aggregate rent liability for the Closed Stores is approximately $13.2 million and the average remaining lease term is approximately 29 months. In connection with the Store Closure Plan, the Company will undertake to negotiate with the various landlords the outstanding lease liability of the Closed Stores. There can be no assurance that such negotiations will be successful. Failure to reach acceptable agreements with these landlords would have a material adverse effect on the Company's business.

The Company reduced staff at its distribution center and administrative offices, resulting in an annualized reduction in payroll and benefits expense of approximately $1.4 million.

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

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 5, 1995, LFS, the Company's predecessor-in-interest, filed a complaint against Woolworth in Superior Court for the County of Los Angeles. The complaint alleged fraud, negligent misrepresentation, and breach of contract in connection with the Acquisition. LFS contended that before the Acquisition, Woolworth conducted extended clearance sales which damaged the Company's consumer base, failed to disclose to LFS the financial impact resulting from inventory markdowns and purchased excess inventory which LFS acquired in the Acquisition. In addition, LFS claimed that Woolworth breached the Service Agreement. Woolworth filed a general denial of all of the material allegations of the complaint and served a cross-complaint against LFS.

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

         Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheets as of April 27, 1996 and January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there could be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the quarter ended April 27, 1996, based upon management's belief that the possibility of such loss is remote.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         PRIVATE SECURITIES LITIGATION REFORM ACT. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in other parts of this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to the Company's Store Closure Plan, statements relating to the Company's need for additional financing and statements regarding the Company's anticipated potential loan covenant violations, among others. Such forward- looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the risk of continuing losses and cash flow constraints despite the Company's efforts to improve operations, including the Store Closure Plan, the inability to obtain interim financing or permanent financing such that the Company will be able to purchase inventory for the 1996 holiday season and thereafter, and attain credit support from its factors, failure to negotiate acceptable payment terms with vendors and landlords, and failure to negotiate waivers or amendments to loan covenants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

         Exhibit 3(i) Articles of Amendment to the Amended and Restated Articles of Incorporation of Kids Mart, Inc. dated May 23, 1996.

         Exhibit 10.9 Stock Acquisition Agreement by and between Kids Mart, Inc. and Woolworth Corporation, dated as of May 10, 1996.

         Exhibit 27        Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: 30 October, 1996                  KIDS MART, INC.
                                        (Registrant)


                                By:     /s/  BERNARD TESSLER
                                        --------------------
                                        Bernard Tessler
                                        Chairman and Chief Executive Officer


                                By:     /s/  ROBERT S. KELLEHER
                                        -----------------------
                                        Robert S. Kelleher
                                        Vice President, Chief Operating Officer,
                                        and Chief Financial Officer