Form 10-Q/A
period 1996-07-27
KIDS MART INC
filed 1996-10-30
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The Registrant hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 1996 in its entirety as follows:

                                KIDS MART, INC.
                                  FORM 10-Q/A
                                     INDEX


                                                                                                    PAGES
PART I.          FINANCIAL INFORMATION

                 ITEM 1.  Financial Statements                                                        1

                 ITEM 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                               7


PART II.         OTHER INFORMATION

                 ITEM 1.  Legal Proceedings                                                          13

                 ITEM 2.  Changes in Securities                                                      13

                 ITEM 3.  Defaults Upon Senior Securities                                            13

                 ITEM 4.  Submission of Matters to a Vote of Security-Holders                        13

                 ITEM 5.  Other Information                                                          14

                 ITEM 6.  Exhibits and Reports on Form 8-K                                           14

PART I
ITEM 1.  FINANCIAL STATEMENTS

KIDS MART, INC.                                               JULY 27,       JANUARY 27,
CONSOLIDATED BALANCE SHEETS                                     1996            1996
----------------------------------------------------------------------------------------
(In thousands, except share and par value amounts)
ASSETS

CURRENT ASSETS:
  Cash                                                        $1,292             $502
  Receivable from Woolworth Corporation                            -            1,670
  Merchandise inventories (Note 3)                            12,087           17,144
  Prepaid expenses and other current assets                    1,395            1,888
                                                             -------          -------

          Total current assets                                14,774           21,204

Property and equipment, net                                    6,616            6,106
Other assets, net                                                255              299
                                                             -------          -------

                                                             $21,645          $27,609
                                                             =======          =======

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
  Borrowings under credit facility                            $9,422           $8,849
  Accounts payable                                             9,215            5,562
  Accrued expenses and other current
       liabilities (Note 4)                                    2,889            4,546
  Deferred revenue                                             1,131            1,237
                                                             -------          -------

          Total current liabilities                           22,657           20,194

Deferred rent                                                    408              278
Redeemable common stock                                           50               50
                                                             -------          -------

           Total liabilities                                  23,115           20,522

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Preferred stock, par value $.0001 per share;
     100,000,000 shares authorized; 1,000,000
     issued and outstanding; liquidation preference
     of $10,000,000
  Common stock, $.0001 par value; 100,000,000 shares
     authorized; 4,943,000 shares issued
     and outstanding
  Additional paid-in capital                                  12,783           12,783
  Accumulated deficit                                        (14,253)          (5,696)
                                                             -------          -------

          Total stockholders' (deficiency) equity             (1,470)           7,087
                                                             -------          -------

                                                             $21,645          $27,609
                                                             =======          =======


See accompanying notes to consolidated financial statements.

                                KIDS MART, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                QUARTER      SIX MONTHS
                                                 ENDED         ENDED
                                              ------------  ------------
                                                JULY 27,      JULY 27,
                                                  1996          1996
                                              ------------  ------------
Net sales                                         $20,967       $47,370
Cost of sales                                      13,720        29,662
                                                  -------       -------

Gross profit                                        7,247        17,708

   Selling, general and administrative
     expenses                                      12,263        24,463
   Depreciation and amortization                      468         1,014
                                                  -------       -------

Loss from  operations                              (5,484)       (7,769)
   Interest expense                                   370           788
                                                  -------       -------

NET LOSS                                          ($5,854)      ($8,557)
                                                  =======       =======

PER SHARE DATA:
   Average shares outstanding                       4,943         4,943
                                                  =======       =======

   Net loss per common share                       ($1.18)       ($1.73)
                                                  =======       =======

   Dividends per common share                        None          None
                                                  =======       =======



See accompanying notes to consolidated financial statements.

                                KIDS MART, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 27, 1996


         -------------------------------------------------------------------
         (In thousands)
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                 $(8,557)
           Adjustments to reconcile net loss to net
           cash provided by operating activities:
             Depreciation and amortization                            1,014
             Merchandise inventory markdown reserve                    (983)
             Changes in operating assets and liabilities:
               Receivable from Woolworth Corporation                  1,670
               Merchandise inventories                                6,040
               Prepaid expenses and other current assets                493
               Other assets                                              12
               Accounts payable                                       3,653
               Accrued expenses and other current liabilities        (1,657)
               Deferred revenue                                        (106)
               Deferred rent                                            130
                                                                     ------

                   Net cash provided by operating activities          1,709
                                                                     ------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment                       (1,780)
            Proceeds from sale of property and equipment                288
                                                                     ------

                   Net cash used in investing activities             (1,492)
                                                                     ------

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Net borrowings under credit facility                         573
                                                                     ------

                   Net cash provided by financing activities            573
                                                                     ------

         NET INCREASE IN CASH                                           790
                                                                     ------

         CASH, BEGINNING OF PERIOD                                      502
                                                                     ------

         CASH, END OF PERIOD                                         $1,292
                                                                     ======


         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Interest paid                                             $  673
           Income taxes paid                                         $   --


         See accompanying notes to consolidated financial statements.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND SIX MONTHS ENDED JULY 27, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF AND FOR THE EIGHT MONTHS ENDED JANUARY 27, 1996)
-----------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         References to the "Company" are to Kids Mart, Inc. on a consolidated basis. All significant intercompany transactions and balances have been eliminated. See notes to the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K as of and for the eight months ended January 27, 1996.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the quarter and six months ended July 27, 1996, the Company incurred net losses of $5,854 and $8,557, respectively; its current liabilities exceeded its current assets by $7,883 and it had a stockholders deficiency of
         $1,470 as of July 27, 1996.   Additionally, subsequent to July 27,
         1996, the Company continued to experience operating losses and is in violation of certain covenants (see Note 5). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         In response to these conditions, the Company has taken steps to reduce expenses and increase liquidity. The Company has, among other things, increased the percentage of higher margin private label merchandise and closed 37 stores during the eight months ended January 27, 1996. During the quarter ended, July 27, 1996, the Company closed 17 additional stores, reduced its workforce, and renegotiated certain of its store leases. In addition, subsequent to July 27, 1996, the Company entered into an agreement with a vendor to convert amounts payable to this vendor to common stock (see Note 5), implemented a store closure plan (the "Store Closure Plan") whereby it closed 97 stores (see Note 5), is renegotiating its loan covenants with its lender, and is exploring various interim and permanent financing opportunities with several financial advisors.

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

2.       SUMMARY OF ACCOUNTING POLICIES

         The Company is a retailer of children's apparel. It operated a chain of 282 specialty children's apparel stores in 20 states as of July 27, 1996. See Note 5 for information regarding the closure of 97 of the Company's stores during the third quarter of fiscal year 1996.
         The Company's fiscal year is the 52/53-week period ending on the Saturday nearest January 31.

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

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND SIX MONTHS ENDED JULY 27, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF AND FOR THE EIGHT MONTHS ENDED JANUARY 27, 1996)
-----------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

         Consolidated statements of operations for the quarter and six months ended July 29, 1995, and a consolidated statement of cash flows for the six months ended July 29, 1995 (the "Disputed Financial Statements") have not been reported. Preparation and delivery of the Disputed Financial Statements was an issue in the Company's dispute with Woolworth described in "Part II. Item 1. Legal Proceedings."

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

3.       MERCHANDISE INVENTORIES

         Merchandise inventories included markdown reserves of $181 and $1,164 as of July 27, 1996, and January 27, 1996, respectively.

4.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consisted of the following as of the dates indicated:



                                                         July 27,   January 27,
                                                           1996         1996
                                                       -----------  -----------
                 (In thousands)
                 Accrued payroll and related expenses        $535      $1,114
                 Accrued advertising expenses                 768         810
                 Accrued sales tax                          1,092         603
                 Other accrued expenses                       494       2,019
                                                       -----------  ----------

                      Total                                $2,889      $4,546
                                                       ===========  ==========



5.       SUBSEQUENT EVENTS

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

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND SIX MONTHS ENDED JULY 27, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF AND FOR THE EIGHT MONTHS ENDED JANUARY 27, 1996)
-----------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)


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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarter and six months ended July 27, 1996. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the eight months ended January 27, 1996.

The Company reported net losses of $5.9 million and $8.6 million on net sales of $21.0 million and $47.4 million for the quarter and six months ended July 27, 1996, respectively. The Company had a working capital deficiency of $7.9 million and a stockholders' deficiency of $1.5 million, respectively, as of July 27, 1996. The Company is in violation of certain of its loan covenants under its credit facility with Foothill Capital Corporation ("Foothill"), the Company's principal lender, and anticipates violation of other covenants for the remainder of fiscal year 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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


                              RECENT DEVELOPMENTS


CONTINUING LOSSES AND CASH FLOW CONSTRAINTS. The Company has experienced substantial losses and cash flow constraints since it purchased the Little Folks and Kids Mart business from Woolworth Corporation and Kinney Shoe Corporation (collectively, "Woolworth") in May 1995, (the "Acquisition"). No assurance can be given as to when, if ever, the Company will become profitable.

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

LITIGATION. Due to, among other things, significant cash flow constraints and implementation of the Store Closure Plan, the Company has been unable to make required payments to certain vendors and landlords. In response, certain of these vendors and landlords, have sued the Company for such past due amounts. The Company does not dispute the nature of these claims and has recorded the liabilities in its consolidated financial statements. In many of the actions, the Company has held discussions with the vendors, landlords, or their attorneys to reach a mutually satisfactory resolution. While management believes that none of these claims, individually, is material, taken as a whole, the successful prosecution of these claims would have a material adverse effect on the Company's cash flow.

TRANSITIONAL SERVICES. In the past, Woolworth has provided the Company with information systems and accounting and administrative services pursuant to a transition service agreement (the "Service Agreement"). The term of the Service Agreement was originally through September 28, 1996 but automatically extended for successive one-month periods until terminated by either party upon 30 days' written notice. Upon due notice by Woolworth, the agreement was terminated on October 26, 1996. Thereupon, the Company converted to its own information systems for merchandising and financial accounting. The Company and Woolworth are currently working on the final conversion issues. In accordance with the Service Agreement, Woolworth will continue to provide to the Company through the first quarter of fiscal year 1997, certain information services with respect to store point-of-sale systems and price data.

                              FINANCIAL CONDITION

The Company's working capital deficiency was $7.9 million as of July 27, 1996, as compared to working capital of $1.0 million as of January 27, 1996. Its current ratio and debt-to-equity ratio were 0.65 and (15.72), respectively, at July 27, 1996; and 1.05 and 2.90, respectively, at January 27, 1996.

Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheets as of July 27, 1996, and January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there would be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the quarter and six months ended July 27, 1996, based upon management's belief that the possibility of such loss is remote.

Merchandise inventories decreased approximately $5.0 million or 29.5% from $17.1 million at January 27, 1996, to $12.1 million at July 27, 1996.
The decrease in inventory was greater than the amount intended to improve inventory turnover and was primarily the result of the Company's inability to achieve expected inventory receipts due to cash flow constraints.

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

Property and equipment increased $0.5 million, net since January 27, 1996. The Company purchased approximately $1.8 million of property and equipment, including $1.0 million for software and computer equipment, $0.1 million for store leaseholds and equipment, and $0.7 million for office equipment. In July 1996, the Company entered into a sale/leaseback transaction whereby it sold certain leasing equipment to a leasing company for $0.3 million. See "-- Recent Developments --Other Developments."

Accounts payable increased to $9.2 million at July 27, 1996, from $5.6 million at January 27, 1996. This increase was partly offset by a $1.7 million decrease in accrued expenses. Overall, accounts payable and accrued expenses increased approximately 19.7% since year end largely due to cash flow constraints. The Company is holding discussions with vendors to apprise them of the Company's financing strategies and to arrange payment terms to sustain operations while the Company arranges financing.

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

During April and June 1996, the Company amended its revolving credit facility with Foothill. These amendments modified certain covenants, extended the term of the agreement from May 31, 1998 to May 31, 1999, and granted the Company additional borrowings for up to $2.0 million during the period from June 10, 1996 to February 15, 1997. The Company issued to Foothill warrants to purchase 100,000 shares of Common Stock at $6 per share as consideration for these amendments. In conjunction with arranging the overdraft facility, the Company's credit facility was amended to require the Company to raise at least $2.0 million in subordinated debt or common stock equity on or before September 30, 1996, or to have substantially completed a private placement of the Company's securities by that date. Although the Company has raised
$0.9 million of the $2.0 million needed through the transactions discussed below, the Company is currently in violation of this covenant.

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

At July 27, 1996, the Company had drawn down approximately $9.4 million at 10.25% under the credit facility. There was no credit available as of that date. Further, the Company had borrowed $1.5 million and had $0.5 million available under its overdraft facility. Subsequent to July 27, 1996, the Company is in violation of certain covenants under its credit facility. The Company also anticipates other covenant violations during the remainder of fiscal year 1996. At October 22, 1996, the Company had $12.5 million outstanding under the credit facility, including $0.4 million of borrowings in excess of its $2.0 million overdraft facility.

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

The Company reported net losses of $5.9 million and $8.6 million on net sales of $21.0 million and $47.4 million for the quarter and six months ended July 27, 1996, respectively. The Company operated 282 stores at July 27, 1996. After giving effect to the Store Closure Plan and other store closures, the Company operates 182 stores.

Second quarter net sales decreased $5.4 million or 20.6% from net sales reported for the first quarter ended April 27, 1996. The decrease reflected inventory shortages during late May, June and July, as well as the usual seasonal decrease during the second quarter of the Company's fiscal year.

Gross profit is the difference between sales, net of discounts, and merchandise inventory at cost, including inventory markdowns. Gross profit margin is gross profit expressed as a percentage of net sales. Gross profit was $7.2 million and $17.7 million, and gross profit margin was 34.6% and 37.4% for the quarter and six months ended July 27, 1996, respectively. Gross profit decreased
$3.2 million and gross profit margin decreased 5.0% for the second quarter ended July 27, 1996 from the first quarter ended April 27, 1996. The decrease in gross profit and gross profit margin resulted from lower sales and inventory shortages. See "--Financial Condition."

Selling, general and administrative expenses were $12.3 million and $24.5 million for the quarter and six months ended July 27, 1996, respectively. Selling, general and administrative expenses did not decrease from the first quarter ended April 27, 1996. The Company closed 17 stores and reduced its workforce in conjunction with the expiration of the store leases on July 27, 1996.

Depreciation and amortization were $0.5 million and $1.0 million for the quarter and six months ended July 27, 1996.

Interest expense was $0.4 million and $0.8 million for the quarter and six months ended July 27, 1996.

In response to the Company's going concern issues, management implemented the Store Closure Plan during the third quarter of fiscal year 1996 whereby it closed 97 stores and reduced staff at its distribution center and administrative offices. The Store Closure Plan required, during the third quarter of fiscal year 1996, a charge to operations of approximately $5.4 million, principally related to store rent liability, closing costs, and separation pay. The Company received the consent of Foothill to the Store Closure Plan. See "--Recent Developments--Store Closure Plan."

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

The aggregate rent liability for the Closed Stores is approximately $13.2 million and the average remaining lease term is approximately 29 months. In connection with the Store Closure Plan, the Company has begun negotiations with the various landlords to settle the outstanding lease liability of the Closed Stores. There can be no assurance that such negotiations will be successful. Failure to reach acceptable agreements with these landlords would have a material adverse effect on the Company's business.

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

         Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheets as of July 27, 1996 and January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there could be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the quarter and six months ended July 27, 1996, based upon management's belief that the possibility of such loss is remote.

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