Form 10-K/A
period 1996-01-27
KIDS MART INC
filed 1996-12-11
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

                                Amendment No. 2

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

                                                       Date:  December 4, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                    Title                            Date
---------------------------------------   ----------------------------------------   ------------------


       /s/ BERNARD TESSLER                Chairman, Chief Executive Officer,         December 4, 1996
---------------------------------------   and Director
           Bernard Tessler



      /s/ ROBERT S. KELLEHER              Vice President, Chief Operating Officer,   December 4, 1996
---------------------------------------   and Chief Financial Officer
          Robert S. Kelleher



       /s/ JEFFREY KOFFMAN                Director                                   December 4, 1996
---------------------------------------
           Jeffrey Koffman



      /s/ STEPHEN L. PISTNER              Director                                   December 4, 1996
---------------------------------------
          Stephen L. Pistner



       /s/ ERIC M. SPECTER                Director                                   December 4, 1996
---------------------------------------
           Eric M. Specter



     /s/ DONALD S. ROSENBERG               Director                                   December 4, 1996
---------------------------------------
         Donald S. Rosenberg

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                                 Numbered
Number            Description of Exhibit                                    Page
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

10.6      Sale/leaseback agreement between Kids Mart, Inc. and
          Computer Sales International, Inc. dated as of July 24,
          1996.

10.7      Agreement between Kids Mart, Inc. and Be Bop Clothing, Inc.
          dated September 11, 1996.(1)

10.8 Exchange Agreement and Investment representation Agreement between Kids Mart, Inc. and Be Bop Clothing, Inc. dated
          September 11, 1996.

27        Financial Data Schedule

-------------
(1)  Filed pursuant to a request for confidential treatment.