Form 10-Q
period 1996-10-26
KIDS MART INC
filed 1997-01-03
CIK 906598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 26, 1996. Commission File Number 0-21910

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

There were 4,943,000 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding as of December 31, 1996.

                                 KIDS MART, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGES
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Financial Statements                                3

            ITEM 2.     Management's Discussion and Analysis of
                        Financial Condition and Results
                        of Operations                                      10

PART II.    OTHER INFORMATION

            ITEM 1.     Legal Proceedings                                  16

            ITEM 2.     Changes in Securities                              16

            ITEM 3.     Defaults Upon Senior Securities                    16

            ITEM 4.     Submission of Matters to a Vote of
                        Security-Holders                                   17

            ITEM 5.     Other Information                                  17

            ITEM 6.     Exhibits and Reports on Form 8-K                   17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

KIDS MART, INC.                                        OCTOBER 26,   JANUARY 27,
CONSOLIDATED BALANCE SHEETS                               1996           1996
--------------------------------------------------------------------------------
(In thousands, except share                            (unaudited)
and par value amounts)

ASSETS

CURRENT ASSETS
  Cash                                                   $    616      $    502
  Receivable from Woolworth Corporation                      --           1,670
  Merchandise inventories (Note 3)                          7,220        17,144
  Prepaid expenses and other
     current assets                                           957         1,888
                                                         --------      --------

          Total current assets                              8,793        21,204

Property and equipment, net                                 4,968         6,106
Other assets, net                                             104           299
                                                         --------      --------

                                                         $ 13,865      $ 27,609
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS'
     (DEFICIENCY) EQUITY

CURRENT LIABILITIES
  Borrowings under credit facility                       $  7,326      $  8,849
  Accounts payable                                         14,768         5,562
  Reserve for Store Closure Plan (Note 4)                   3,921          --
  Accrued expenses and other current
     liabilities (Note 5)                                   2,438         4,546
  Deferred revenue                                            953         1,237
                                                         --------      --------

          Total current liabilities                        29,406        20,194

Deferred rent                                                 339           278
Redeemable common stock                                        50            50
                                                         --------      --------

           Total liabilities                               29,795        20,522

Commitments and contingencies

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Preferred stock, par value $.0001 per
      share; 100,000,000 shares authorized;
      1,000,000 issued and outstanding;
      liquidation preference of $10,000,000                  --            --
  Common stock, $.0001 par value;
      100,000,000 shares authorized;
      4,943,000 shares issued and
      outstanding                                            --            --
  Additional paid-in capital                               12,783        12,783
  Accumulated deficit                                     (28,713)       (5,696)
                                                         --------      --------

          Total stockholders'
              (deficiency) equity                         (15,930)        7,087
                                                         --------      --------

                                                         $ 13,865      $ 27,609
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                                 KIDS MART, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                       QUARTER       NINE MONTHS
                                                        ENDED          ENDED
                                                      ----------     ----------
                                                      OCTOBER 26,    OCTOBER 26,
                                                         1996           1996
                                                      ----------     ----------
Net sales                                             $   16,291     $   63,661
Cost of sales                                             12,532         42,194
                                                      ----------     ----------

Gross profit                                               3,759         21,467

   Selling, general and
     administrative expenses                              11,882         36,351
   Provision for Store
     Closure Plan (Note 4)                                 5,247          5,247
   Depreciation and amortization                             371          1,385
                                                      ----------     ----------

Loss from  operations                                    (13,741)       (21,516)
   Interest expense                                          713          1,501
                                                      ----------     ----------

NET LOSS                                              $  (14,454)    $  (23,017)
                                                      ==========     ==========

PER SHARE DATA:
   Average shares outstanding                              4,943          4,943
                                                      ==========     ==========

   Net loss per common share                          $    (2.92)    $    (4.66)
                                                      ==========     ==========

   Dividends per common share                               None           None
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                                 KIDS MART, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 26, 1996
--------------------------------------------------------------------------------

(In thousands)                                                       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (23,017)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                         1,681
    Provision for Store Closure Plan Reserve                              3,921
    Loss on retirement of Closed Store
      property and equipment                                              1,227
    Loss on retirement of property and equipment                            109
    Changes in operating assets and liabilities:
      Woolworth receivable                                                1,670
      Merchandise inventories                                             9,924
      Prepaid expenses and other current assets                             931
      Other assets                                                         (104)
      Accounts payable                                                    9,206
      Accrued expenses and other current liabilities                     (2,108)
      Deferred revenue                                                     (284)
      Deferred rent                                                          61
                                                                    -----------

          Net cash provided by operating activities                       3,216
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (1,867)
   Proceeds from sale of property and equipment                             288
                                                                    -----------

          Net cash used in investing activities                          (1,579)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on credit facility                                      (1,523)
                                                                    -----------

          Net cash used in financing activities                          (1,523)
                                                                    -----------

NET INCREASE IN CASH                                                        114
                                                                    -----------

CASH, BEGINNING OF PERIOD                                                   502
                                                                    -----------

CASH, END OF PERIOD                                                 $       616
                                                                    ===========


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Interest paid                                                     $     1,074
  Income taxes paid                                                 $       --


See accompanying notes to consolidated financial statements.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 26, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF JANUARY 27, 1996)
-------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

1.    BASIS OF PRESENTATION

      References to the "Company" are to Kids Mart, Inc. on a consolidated basis. All significant intercompany transactions and balances have been eliminated. See notes to the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K as of and for the eight months ended January 27, 1996.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the quarter and nine months ended October 26, 1996, the Company incurred net losses of $14,454 and $23,017, respectively. The third quarter and year-to-date net losses reflected a provision for $5,247 recorded for the Company's store closure plan (the "Store Closure Plan"), whereby the Company closed 97 stores (the "Closed Stores") and reduced staff at its distribution center and administrative offices. The Company's current liabilities exceeded its current assets by $20,613 and it had a stockholders' deficiency of $15,930 as of October 26, 1996. Additionally, subsequent to October 26, 1996, the Company continued to experience operating losses and is in violation of covenants under its credit facility with Foothill Capital Corporation ("Foothill"). These factors, among others, make it unlikely that the Company can continue as a going concern.

      In response to these conditions, the Company has taken steps to reduce expenses and increase liquidity. The Company, among other things, has closed 19 stores upon the termination of their leases in addition to the Closed Stores, has entered into a sale/leaseback transaction whereby it sold certain equipment to a leasing company for $288, and leased it back under an operating lease for 24 months, has entered into an agreement with a vendor to convert amounts payable to this vendor to common stock, is renegotiating its loan covenants with Foothill, has issued $1,659 of unsecured convertible promissory notes (see Note 6), and is exploring various interim and permanent financing opportunities with financial advisors.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to successfully negotiate its loan covenants with Foothill and payment terms with its vendors and landlords, to obtain immediate interim and longer-term financing, and ultimately, to attain profitable operations.

      If the Company is unable to arrange immediate financing, Foothill has indicated that it will not continue to fund obligations incurred in the normal course of business, including payroll obligations. Despite its on-going efforts, management believes that it is unlikely that immediate financing will become available to the Company under its current financial circumstances and that, therefore, it is likely that Foothill will immediately cease to finance the Company in the normal course of business. In such event, management will recommend that the Company file a petition for reorganization under Chapter 11 of the Federal bankruptcy laws. Based upon recent discussions, management believes that, in the event of such a filing, the Company will have debtor-in-possession financing made available to it from Foothill and/or other financing sources.

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 26, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF JANUARY 27, 1996)
-------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

      Moreover, it is possible that three or more of the Company's creditors may join in an involuntary petition against the Company under the Federal bankruptcy laws. There can be no assurance that if a voluntary or an involuntary petition is filed by or against the Company, that the Company will be able to successfully develop a consensual plan of reorganization.

2.    SUMMARY OF ACCOUNTING POLICIES

      The Company is a retailer of children's apparel. It operated a chain of 180 specialty children's apparel stores in 18 states as of October 26, 1996. As of December 30, 1996, the Company operated 146 stores. The Company's fiscal year is the 52/53-week period ending on the Saturday nearest January 31.

      The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for commercial and industrial companies, and predominant retail industry practice. The interim period consolidated financial statements presented herein are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. It is the opinion of Company management that all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations have been reflected therein.

      Consolidated statements of operations and cash flows for the nine months ended October 28, 1995 have not been presented as such financial statements include the results of operations and cash flows reported in the Disputed Financial Statements (hereinafter defined). The Disputed Financial Statements include the consolidated statements of operations and cash flows for the period from January 29, 1995 through May 31, 1995. Preparation and delivery of the Disputed Financial Statements was an issue in the Company's dispute with Woolworth described in "Part II. Item 1. Legal Proceedings."

      Further, a consolidated statement of operations for the quarter ended October 28, 1995 has also not been reported. The Company is unable to report the consolidated statement of operations for the quarter ended October 28, 1995 because Woolworth has not been forthcoming in providing the Company with necessary financial information. Woolworth is in possession of the financial information because it had been performing certain financial services for the Company pursuant to a transitional services agreement during this period.

      Currently, Woolworth is preparing and its certified public accountants, KPMG Peat Marwick, LLP, are auditing the Disputed Financial Statements, which have not been completed as of the date of this filing. Further, as of the date of this filing, Woolworth has not provided the Company with the necessary financial information in order for the Company to complete the consolidated statement of operations for the quarter ended October 28, 1995, despite repeated requests by the Company for such information to be provided. The Company intends to include the Disputed Financial Statements and the consolidated statement of operations for the quarter ended October 28, 1995 in an amendment to the Company's Quarterly Report on Form 10-Q for the

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 26, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF JANUARY 27, 1996)
-------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

      quarter ended October 26, 1996, when the Company receives them and the information necessary to generate them, as applicable, from Woolworth.

3.    MERCHANDISE INVENTORIES

      Merchandise inventories included markdown reserves of $625 and $1,164 as of October 26, 1996, and January 27, 1996, respectively.

4.    RESERVE FOR STORE CLOSURE PLAN

      During the third quarter of fiscal year 1996, management announced and implemented the Store Closure Plan whereby it closed 97 stores and reduced staff at its distribution center and administrative offices. The following tables set forth the provision recorded in connection with the Store Closure Plan, and the reserve for the Closed Stores as of and for the quarter and nine months ended October 26, 1996.

                                              Provision for   Reserve balance at
                                         Store Closure Plan     October 26, 1996
-----------------------------------------------------------------------------------------------------------------
Estimated liability for lease
   termination costs                          $    3,196             $    3,196
Write-off of Closed Store
   property and equipment                          1,227
Other                                                824                    724
                                              ----------              ----------

                                              $    5,247             $    3,921
                                              ==========              ==========

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consisted of the following as of the dates indicated:

                                                October 26,         January 27,
                                                      1996                1996
-------------------------------------------------------------------------------
Accrued payroll and related expenses             $     701             $  1,114
Accrued advertising expenses                           241                  810
Accrued sales tax                                      240                  603
Other accrued expenses                               1,256                2,019
-------------------------------------------------------------------------------

     Total                                       $   2,438             $  4,546
===============================================================================

6.    SUBSEQUENT EVENTS

      On November 18, 1996, the Company issued $1,509 of unsecured convertible promissory notes (the "Notes") pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended. The Notes, which are due one year after the issuance thereof, bear interest at 8%, and are subordinated to the Company's credit facility, as amended, with Foothill. Each Note is convertible, in whole or in part at the holder's option, on or after the date which is 40 days after the date the Note was issued, into shares of the Company's common stock at a price per share of 65% of the price of the common stock on the day prior to conversion, not to exceed $1.00 per

KIDS MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 26, 1996
(UNAUDITED, EXCEPT FOR INFORMATION AS OF JANUARY 27, 1996)
-------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share amounts)

      share or be less than $0.05 per share. On November 27, 1996, the Company issued an additional $150 of Notes.

      A portion of the Notes, $227, were issued to an investor group of which Mr. Jeffrey Koffman, a director of the Company, is a member. Such Notes were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

      On December 31, 1996, certain Note holders requested to convert approximately $20 of Notes into shares of the Company's common stock. Based on the market price of the Company's common stock, the Notes would convert at $0.05 per share into 392,400 shares. On January 1, 1996, certain Note holders requested to convert $75 of Notes into 1,500,000 shares at a conversion price of $0.05 per share.

                                    * * * * *

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

PRIVATE SECURITIES LITIGATION REFORM ACT. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "Part II. Item 5. Other Information--Private Securities Litigation Reform Act."

OVERVIEW. Kids Mart, Inc. (together with its subsidiaries, the "Company"), a Florida corporation, is a value oriented chain of children's specialty apparel stores generally located in strip shopping centers. At October 26, 1996, it operated 180 children's apparel stores in 18 states. As of December 30, 1996, the Company operated 146 stores. The Company has experienced substantial losses and cash flow constraints since it purchased the Little Folks and Kids Mart business from Woolworth Corporation and Kinney Shoe Corporation (collectively, "Woolworth") in May 1995 (the "Acquisition").

The Company's recurring losses, cash flow constraints, and loan covenant violations under its revolving credit facility, as amended (the "Credit Facility") with Foothill Capital Corporation ("Foothill") make it unlikely that it can continue as a going concern. If the Company is unable to arrange immediate financing, Foothill has indicated that it will not continue to fund obligations incurred in the normal course of business, including payroll obligations. Despite its on-going efforts, management believes that it is unlikely that immediate financing will become available to the Company under its current financial circumstances and that, therefore, it is likely that Foothill will immediately cease to finance the Company in the normal course of business. In such event, management will recommend that the Company file a petition for reorganization under Chapter 11 of the Federal bankruptcy laws. Based upon recent discussions, management believes that, in the event of such a filing, the Company will have debtor-in-possession financing made available to it from Foothill and/or other financing sources. Moreover, it is possible that three or more of the Company's creditors may join in an involuntary petition against the Company under the Federal bankruptcy laws. There can be no assurance that if a voluntary or an involuntary petition is filed by or against the Company, that the Company will be able to successfully develop a consensual plan of reorganization. See "--Liquidity and Capital Resources."

The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarter and nine months ended October 26, 1996. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the eight months ended January 27, 1996.

The Company reported net losses of $14.5 million and $23.0 million for the quarter and nine months ended October 26, 1996, respectively. The third quarter and year-to-date net losses for 1996 reflect a provision for approximately $5.2 million incurred in connection with the Company's store closure plan (the "Store Closure Plan"), whereby the Company closed 97 stores (the "Closed Stores") and reduced staff at its distribution center and administrative offices. The Company received the consent of Foothill to the Store Closure Plan. See "--Results of Operations."

The Company reported net sales of $16.3 million and $63.7 million for the quarter and nine months ended October 26, 1996, respectively. The Company operated 180 stores as of October 26, 1996. The Company had a working capital deficiency of $20.6 million and a stockholders' deficiency of $15.9 million, respectively, as of October 26, 1996. The Company is in violation of its loan covenants under the Credit Facility, and anticipates violation of other covenants for the remainder of fiscal year 1996. These conditions raise substantial doubt about the Company's ability to sustain operations.

INTERIM AND PERMANENT FINANCING. On November 18, 1996, the Company issued $1.5 million of Unsecured Convertible Promissory Notes (the "Notes") pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). On November 27, 1996, the Company issued an additional
$150 thousand of Notes. The Notes have not been and will not be registered under the Act any may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Notes, which are due one year after the issuance thereof, bear interest at 8%, and are subordinated to the Credit Facility. Each Note is convertible, in whole or in part at the holder's option, on or after the date which is 40 days after the date the Note was issued, into shares of the Company's common stock, par value $0.0001 per share (the "Common Stock"), at a price per share of 65% of the price of the Common Stock on the day prior to conversion, not to exceed $1.00 per share or be less than $0.05 per share. Based upon the price of the Common Stock on the day prior to the date of this filing, upon conversion of the Notes, the holders thereof would own, on a fully-diluted basis, approximately 81% of the Company's Common Stock. See "Item 5. Other Information --Change in Control."

If the Company is unable to arrange immediate financing, Foothill has indicated that it will not continue to fund obligations incurred in the normal course of business, including payroll obligations. If the Company is unable to arrange such immediate interim financing, and Foothill ceases to finance the Company's operations, management will recommend that the Company file a petition for reorganization under Chapter 11 of the Federal bankruptcy laws.

LITIGATION. Due to, among other things, significant cash flow constraints and implementation of the Store Closure Plan, the Company has been unable to make required payments to most of its vendors and landlords. In response, certain of these vendors and landlords have sued the Company for such past due amounts. The Company does not dispute the nature of these claims and has recorded the liabilities in its consolidated financial statements. In many of the actions, the Company has held discussions with the vendors, landlords, or their attorneys to reach a mutually satisfactory resolution. While management believes that most of these claims, individually, are not material, taken as a whole, the successful prosecution of these claims would have a material adverse effect on the Company's cash flow.

It is possible that three or more of the Company's creditors may join in an involuntary petition against the Company under the Federal bankruptcy laws. There can be no assurance that the Company will be able to reach a settlement with its landlords and creditors, or that if an involuntary petition is filed against the Company, that the Company will be able to successfully develop a consensual plan of reorganization.

TRANSITIONAL SERVICES. In the past, Woolworth has provided the Company with information systems and accounting and administrative services pursuant to a transition service agreement (the "Service Agreement"). The Service Agreement was terminated on October 26, 1996. Thereupon, the Company converted to its own information systems for merchandising and financial accounting. The Company and Woolworth are currently working on the details of the conversion process. In accordance with the Service Agreement, Woolworth will continue to provide to the Company through the first quarter of fiscal year 1997, certain information services with respect to store point-of-sale systems and price data.

                               FINANCIAL CONDITION

The Company's working capital deficiency was $20.6 million as of October 26, 1996, as compared to working capital of $1.0 million as of January 27, 1996. Its current ratio and debt-to-equity ratio were 0.30 and (1.87), respectively, at October 26, 1996; and 1.05 and 2.90, respectively, at January 27, 1996.

Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheets as of October 26, 1996, and January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there would be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the quarter and nine months ended October 26, 1996, based upon management's belief that the possibility of such loss is remote.

Merchandise inventories decreased $9.9 million or 57.9 % from $17.1 million at January 27, 1996, to $7.2 million at October 26, 1996. The decrease in inventory was primarily the result of the Company's inability to make planned inventory purchases due to cash flow constraints.

Pursuant to the Store Closure Plan, the Company transferred inventories from the Closed Stores to the remaining open stores during the quarter ended
October 26, 1996. Prior to the Store Closure Plan, average store retail inventory was approximately $78.3 thousand, which was $25.7 thousand below planned retail store inventory for September 1996. The inventory consolidation brought the average retail store inventory up to approximately $112.1 thousand. As of October 26, 1996, the average retail store inventory was approximately $91.1 thousand. There can be no assurance that the inventory levels will not drop below acceptable levels in the future.

Property and equipment decreased $1.1 million, net since January 27, 1996, largely as a result of $1.2 million of losses incurred on the write-off of property and equipment of the Closed Stores.

Accounts payable increased to $14.8 million at October 26, 1996, from $5.6 million at January 27, 1996. This increase was partly offset by a $2.1 million decrease in accrued expenses. The Company is holding discussions with vendors to apprise them of the Company's financing strategies and to arrange payment terms to sustain operations while the Company arranges financing.

On September 11, 1996, the Company entered into an agreement pursuant to which one of its vendors agreed to convert $0.65 million of amounts due to the vendor to 433,333 shares of Common Stock. In exchange, the Company agreed to use its best efforts to purchase annually a minimum of $10 million of merchandise inventories, as defined, from this vendor. Further, the vendor has the right to have its nominee immediately installed as a director to the Company's Board of Directors. As of the date of this filing, the vendor has not submitted the name of a nominee for such purpose. Once installed, unless the vendor has reduced its investment in the Company by more than 50%, the Company shall nominate said nominee to the Board of Directors to be voted upon by the shareholders of the Company at each annual meeting. As of the date of this filing, the shares of Common Stock have not been issued and accordingly, are not reflected in the consolidated financial statements as of October 26, 1996. The Company intends to issue the shares during the first week of January 1997.

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

The Company is party to the Credit Facility with Foothill for up to $20 million for working capital advances, of which as much as $10 million can be used for obligations under letters of credit. Aggregate borrowings are limited to the lesser of $20 million or specified percentages of eligible merchandise inventories, as defined. All loans made pursuant to the Credit Facility are secured by substantially all of the Company's assets and bear interest at a reference rate plus 2 percent. The Credit Facility expires on May 31, 1999, and can then be renewed for successive one-year periods unless terminated by either party pursuant to its terms. The Credit Facility contains various restrictions concerning the Company's ability to assume additional indebtedness and specifies limits on capital expenditures. The Credit Facility also contains various covenants that require the Company to maintain certain minimum levels of working capital and tangible net worth, as defined, and to maintain certain minimum financial ratios, among others. As of the date of this filing, the Company is in violation of these covenants and anticipates other covenant violations during the remainder of fiscal year 1996.

During April, June and July 1996, the Company and Foothill amended the Credit Facility. These amendments modified certain covenants, extended the term of the Credit Facility from May 31, 1998 to May 31, 1999, and granted the Company additional borrowings for up to $2.0 million during the period from June 10, 1996 to February 15, 1997. The Company issued to Foothill warrants to purchase 100,000 shares of Common Stock at $6.00 per share as consideration for these amendments. In conjunction with arranging the overdraft facility, the Credit Facility was amended to require the Company to raise at least $2.0 million in subordinated debt or common stock equity on or before September 30, 1996, or to have substantially completed a private placement of the Company's securities by that date. The Company was unable to complete the required financing by September 30, 1996, and is currently in violation of this covenant.

Foothill has cooperated with the Company to maintain the overdraft facility while management continues to pursue interim and permanent financing. However, there can be no assurance that Foothill will waive or amend the various covenants which the Company is currently violating, or that Foothill will not declare the Company in default under the Credit Facility and seek to exercise its remedies thereunder, including foreclosure of the Company's assets.

At October 26, 1996, the Company had drawn down approximately $7.3 million at 10.25% under the Credit Facility and the overdraft facility. Approximately $4.9 million of the outstanding borrowing represented the loan balance based on eligible merchandise inventory, as defined under the Credit Facility. There was no additional credit available as of that date. Further, the Company had borrowed $2.4 million and had no additional availability under its overdraft facility as of October 26, 1996. At December 9, 1996, the Company had $5.9 million outstanding under the Credit Facility, including $0.3 million of borrowings in excess of its $2.0 million overdraft facility.

The Company has experienced significant difficulties in obtaining adequate credit support from its vendors. As a result, the Company has been required to operate on shortened payment terms, creating significant cash flow constraints. Through early May 1996, the Company had been able to obtain sufficient merchandise to satisfy its requirements. However from late May through the date of this filing, the Company has been unable to obtain adequate credit support to achieve its planned level of inventory purchases, which severely impacted its 1996 back-to-school and holiday seasons.

In order to sustain operations, the Company requires immediate financing. The Company raised $1.66 million of interim financing through the issuance of Notes in November 1996. See "--Introduction--Interim and Permanent Financing."

If the Company is unable to arrange immediate financing, Foothill has indicated that it will not continue to fund obligations incurred in the normal course of business, including payroll obligations. Despite its on-going efforts, management believes that it is unlikely that immediate financing will become available to the Company under its current financial circumstances and that, therefore, it is likely that Foothill will immediately cease to finance the Company in the normal course of business. In such event, management will recommend that the Company file a petition for reorganization under Chapter 11 of the Federal bankruptcy laws.

Based upon recent discussions, management believes that, in the event of such a filing, the Company will have debtor-in-possession financing made available to it from Foothill and/or other financing sources.

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

The Company reported net losses of $14.5 million and $23.0 million on net sales of $16.3 million and $63.7 million for the quarter and nine months ended October 26, 1996, respectively. The Company operated 180 stores at October 26, 1996.

Gross profit was $3.8 million and $21.5 million, and gross profit margin was 23.1% and 33.7% for the quarter and nine months ended October 26, 1996, respectively. Gross profit was $7.2 million 34.6% for the second quarter ended July 27, 1996. Gross profit decreased $3.5 million and gross profit margin decreased 11.5 percentage points for the third quarter ended October 26, 1996 from the second quarter ended July 27, 1996. The most significant reason for the decline in gross profit dollars, versus the second quarter, was the loss of regular price sales resulting from inadequate inventory levels, and the absence of the flow of fresh product to stores. Purchases for the quarter ended October 26, 1996 were approximately $11.6 million, at cost, and $27.9 million at retail, below planned levels. From late May through the date of this filing, the Company has experienced severe cash flow constraints primarily due to its inability to obtain adequate credit support from its vendors. The cash flow constraints have severely impacted the Company's efforts to obtain adequate supplies of inventory, with a resulting erosion in the Company's sales and gross profit ratios. See "--Financial Condition."

Selling, general and administrative expenses were $11.9 million and $36.4 million for the quarter and nine months ended October 26, 1996, respectively. Selling, general and administrative expenses were $12.3 million for the second quarter ended July 27, 1996. During the quarter ended October 26, 1996 the Company incurred significant one-time charges resulting from legal and professional fees and expenses associated with its information systems conversion, respectively. In addition, due to the timing of implementation of the Store Closure Plan, the Company incurred normal selling, general and administrative costs on the Closed Stores for part of the third quarter.

Depreciation and amortization were $0.4 million and $1.4 million for the quarter and nine months ended October 26, 1996, as compared to $0.5 million for the quarter ended July 27, 1996.

Interest expense was $0.7 million and $1.5 million for the quarter and nine months ended October 26, 1996, as compared to $0.4 million for the quarter ended July 27, 1996. The Company wrote-off $0.2 million of deferred finance charges during the quarter ended October 26, 1996.

During the quarter ended October 26, 1996, management implemented the Store Closure Plan whereby it closed 97 stores and reduced staff at its distribution center and administrative offices. The Store Closure Plan required a charge to operations of approximately $5.2 million, principally related to store rent liability, closing costs, and separation pay. The Company received the consent of Foothill to the Store Closure Plan.

Management based its decision on which stores to close by reviewing each store's performance for the twelve-month period from the Acquisition through May 31, 1996, with respect to sales, gross margins, occupancy costs, and store contribution. The worst performing stores were identified for closure. Certain other Closed Stores were determined based on geographic or other market and cost considerations. The aggregate rent liability for the Closed Stores is approximately $13.2 million and the average remaining lease term is approximately 27 months. In connection with the Store Closure Plan, the Company has begun negotiations with the various landlords to settle the outstanding lease liability of the Closed Stores. There can be no assurance that such negotiations will be successful. Failure to reach acceptable agreements with these landlords would have a material adverse effect on the Company's business.

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

          Woolworth has refused to pay the Company $0.5 million for amounts collected on behalf of the Company under the terms of the Service Agreement. In its consolidated balance sheets as of October 26, 1996 and January 27, 1996, the Company reported a receivable from Woolworth for $0.5 million, which it has deducted from payments owed to Woolworth under the terms of the Service Agreement. If it is determined that the Company must release Woolworth from the $0.5 million liability, there could be a material adverse impact on the Company's results of operations and cash flows. The Company has not recorded a loss provision in its consolidated financial statements for the quarter and nine months ended October 26, 1996, based upon management's belief that the possibility of such loss is remote.

          The Company has been notified that certain stores that it leases in California have materials containing asbestos. The asbestos material is generally in trace quantities, and no remediation is expected to be required on the understanding that such material is properly secured.

ITEM 2.   CHANGES IN SECURITIES

          $227 thousand of the Notes described in Part I hereof were sold to an investor group of which Mr. Jeffrey Koffman, a director of the Company, is a member, pursuant to Regulation D promulgated under the Act. See "Part I. Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--Interim and Permanent Financing."

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          PRIVATE SECURITIES LITIGATION REFORM ACT. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in other parts of this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to the Company's Store Closure Plan, statements relating to the Company's need for additional financing and statements regarding the Company's loan covenant violations, among others. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the risk of continuing losses and cash flow constraints despite the Company's efforts to improve operations, including the Store Closure Plan, the inability to obtain interim financing or permanent financing such that the Company will be able to purchase inventory, and attain credit support from its vendors, failure to negotiate acceptable payment terms with vendors and landlords, and failure to negotiate waivers or amendments to loan covenants.

          CHANGE IN CONTROL. Pursuant to the issuance of Notes on November 18 and November 27, 1996, the holders of the Notes will have the ability to convert the Notes into shares of Common Stock at a conversion rate per share equal to 65% of the price of the Common Stock on the day prior to conversion, not to exceed $1.00 per share or be less that $0.05 per share. Tusk Investments, Inc., a British Virgin Islands corporation ("Tusk"), holds $650 thousand of the $1.66 million of outstanding Notes. Assuming all Notes were converted on December 30, 1996, Tusk would own, on a fully-diluted basis, approximately 32% of the Company's Common Stock. As a group, the holders of all the Notes would own approximately 81% of the Company's Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

Exhibit 27  Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: 31 December, 1996                   KIDS MART, INC.
                                          (Registrant)

                                    By:    /s/  BERNARD TESSLER
                                          ------------------------------------
                                          Bernard Tessler
                                          Chairman and Chief Executive Officer


                                    By:    /s/  ROBERT S. KELLEHER
                                          ------------------------------------
                                          Robert S. Kelleher
                                          Vice President,
                                          Chief Operating Officer,
                                          and Chief Financial Officer